Form 10-K
period 1994-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1994-08-31
CIK 202375

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ___________________________
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended   May 31, 1994
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ______ to _______

                         Commission file number 1-7848

                       LAZARE KAPLAN INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                        Delaware                 13-2728690
            (State or other jurisdiction of    (IRS Employer
             incorporation or organization)  Identification No.)

            529 Fifth Avenue, New York, NY           10017
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (212) 972-9700

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
Common Stock ($1 par value)                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of July 29, 1994, 6,131,106 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by nonaffiliates of the registrant, computed by reference to the closing price for the registrant's stock on the American Stock Exchange at that date was $18,546,947.

                     DOCUMENTS INCORPORATED BY REFERENCE

    1994 definitive proxy statement to be filed with the Commission-incorporated by reference into Part III.

    1994 Annual Report to Stockholders for the fiscal year ended May 31, 1994 to be filed with the Commission-incorporated by reference into Parts II and IV.

Item 1. The Company

        Lazare Kaplan International Inc., which began its business in 1903, is principally engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds(R)". Ideally proportioned diamonds are distinguished from commercial cut diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged solely in the production of ideally proportioned diamonds and that it is the largest producer in this segment of the diamond industry. Additionally, the Company is engaged in the buying and selling of rough uncut diamonds.

        The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, the Pacific Rim and Europe. The Company generally sells to select retail jewelers in each geographic market in order to maintain an image of selectivity and prestige consistent with its overall marketing strategy. The Company has developed a comprehensive grading system for its ideal cut diamonds which allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures and sells a line of high quality jewelry which features Lazare Diamonds.

        An important element of the Company's strategy is the promotion of the Lazare Diamonds brand name. Every Lazare Diamond bears a laser inscription on its outer perimeter containing the Lazare Kaplan logo and an identification number unique to the stone. This patented laser "signature", which is invisible to the naked eye but visible when magnified at least ten times, serves as the purchaser's assurance that he is buying an authentic Lazare Diamond. This laser signature also allows consumers to register their Lazare Diamonds with the Company under its unique program, The Lazare Diamond Registry(R), thereby providing proof of ownership in case of loss or theft.

        The Company has been expanding its activities abroad, particularly in the Pacific Rim countries of Japan, Hong Kong, Singapore, Taiwan, Thailand, Korea, Malaysia, Indonesia and Brunei. The Company believes there is significant growth potential in the European market for Lazare Diamonds, and has continued to review this area for expansion.

        Each rough diamond purchased by the Company and considered for sale as a polished diamond is evaluated against strict management standards designed to maximize its potential economic contribution to the Company's profitability. Expert technicians, assisted by proprietary computer software, determine whether to cut the stone to ideal proportions, cut the stone as a commercial diamond for sale through alternative distribution channels, or resell the stone as rough. The shape of the rough stone, its color, clarity and overall potential economic contribution, are among the criteria used in making such determinations.

        The Company's involvement in the purchase and sale of rough diamonds, through its Antwerp, Belgium office, provides it with the ability to dispose of those diamonds not selected for cutting and polishing, as well as access to supplemental sources of supply. This activity allows the Company to maintain quantities and qualities of inventory which best meet its customers' needs.

        The Company's principal stockholder is Maurice Tempelsman, the Chairman of the Board. Mr. Tempelsman and his son, Leon Tempelsman, are the sole general partners of Leon Tempelsman & Son ("LTS"), a New York limited partnership. LTS is the holder of 1,528,416 shares of common stock, all of which are deemed to be owned indirectly by each of Leon Tempelsman and Maurice Tempelsman. In addition, Maurice Tempelsman is the direct beneficial holder of 2,456,714 shares of common stock. The aggregate number of common shares held by Maurice Tempelsman, directly and indirectly, is 3,985,130, constituting 65.0% of the Company's issued and outstanding common stock.

        Lazare Kaplan International Inc. was incorporated in 1972 under the laws of the State of Delaware as the successor to a business which originated in 1903.

Diamond Supply

        Rough Diamonds

        The Company's business is dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Angola, Australia, Botswana, Brazil, Ghana, Guinea, Namibia, Sierra Leone, South Africa, Russia and Zaire account for more than 90% of present world rough gem diamond production. The Central Selling Organization (the "CSO"), which is affiliated with De Beers Centenary AG, a Swiss company, is the primary world-wide marketing mechanism of the diamond industry. The CSO seeks to maintain an orderly and stable market for diamonds by regulating the quantity and selection of diamonds that reach the market. Sales for the CSO are made in London by the Diamond Trading Company (the "DTC") to a select group of clients, including the Company. Based upon published reports, the Company believes that approximately 80% of the world diamond output is purchased for resale by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Non-clients of the DTC must either purchase their requirements from clients of the DTC or seek access to that limited portion of the world supply not marketed by the DTC.

        Historically, the Company's principal supplier of rough diamonds has been the DTC, which periodically invites its clients to submit their requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings ("sights") held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC's stated price, an assortment of stones known as a "series", the composition of which attempts to take into account the market in which the Company operates and the Company's quantity requirements. The Company has been a client of the DTC for more than 50 years.

        In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers, as well as established an office in Antwerp to supplement its rough diamond needs by making purchases in the secondary market. For each of the past three years ended May 31, the Company purchased more than 50% of its diamond purchases from the DTC.

        In November 1993, the Company reached an agreement with the Ghanaian Government, Ghana Consolidated Diamonds Limited and De Beers Centenary pursuant to which, the parties will, subject to a feasibility study, form a new company to acquire, expand and operate the Akwatia/Birim Diamond and Gold Concessions now owned by Ghana Consolidated Diamonds. The feasibility study is anticipated to take a maximum of eighteen months.

        In 1990, the Company and the Government of the Republic of Botswana, through its Ministry of Mineral Resources and Water Affairs, reached a long term agreement for the establishment of a diamond cutting and polishing factory
in Botswana.   In 1992, the Government issued to the Company a long term
license for the construction and operation of the facility. On August 31, 1994, the Botswana Development Corporation ("BDC") agreed to make an investment in Lazare Kaplan Botswana (Pty) Limited. As a result of that investment, Lazare Kaplan Botswana (Pty) Limited is owned by the Company
(60%), the Government of Botswana (5.1%) and the Botswana Development Corporation (34.9%). Lazare Kaplan Botswana moved into its new permanent manufacturing facility in January, 1993, which it owns and operates in Molepolole, Botswana. The factory is a state-of-the-art facility using both automated and manual equipment, and will ultimately employ 500 skilled employees. The facility currently operates with approximately 349 local employee/trainees and 17 expatriates. Lazare Kaplan Botswana has been given its own sight allocation from the DTC from which it selects rough diamonds for manufacture in its facility. Botswana is widely regarded today as the most important rough gem diamond producing country in the world.

        Polished Diamonds

        In addition to its purchase of rough diamonds, the Company also purchases polished diamonds from a number of sources. These diamonds are purchased with the intention either to resell them or to recut them to ideal proportions at the Company's manufacturing facility in Puerto Rico.

        Availability of Sources of Supply

        The Company believes that it has good relations with its suppliers, that its trade reputation and established customer base will continue to assure access to primary sources of diamonds and that its sources of supply are sufficient to enable the Company to meet its present and foreseeable needs. However, the Company's sources of supply could be affected by political and economic developments over which the Company has no control. While the Company believes that alternative sources of supply may be available, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on its ability to purchase rough diamonds.

Cutting and Polishing

        The Company has two primary cutting and polishing operations; Lazare Kaplan (Puerto Rico) Inc., located in Puerto Rico and Lazare Kaplan Botswana
(Pty) Ltd., located in Botswana. The Company's factory in Puerto Rico is believed to be the largest cutting facility in the United States.

        Each stone received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by proprietary computer software, determine whether to cut the stone to ideal proportions, cut the stone as a commercial diamond or resell the stone as rough. The shape of the rough stone, its color, clarity and overall potential economic contribution, are among the criteria used in making such determinations. The Company has developed an incentive program that rewards its factory managers and supervisors based on maximizing the manufactured results of the following criteria: gross margin, yield (rough weight to polished weight conversion) and efficiency.

        Rough stones selected for cutting are analyzed and where desirable are sorted for sawing or cleaving to achieve the desired shape and to eliminate imperfections. They are then cut and polished into finished gems. Each finished ideal cut gemstone which is marketed as a Lazare Diamond is then inscribed with the Lazare Kaplan logo and its own identification number by the Company's patented laser inscription process. All of these operations are performed by the Company's employees. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. The Company has undertaken a worker training program at its facility in Puerto Rico to ensure a constant flow of skilled labor to satisfy its needs for further growth.

        The Lazare Kaplan Botswana diamond cutting and polishing factory in Molepolole, Botswana began operations in its newly constructed facility in early 1993. The factory, which is a state-of-the- art facility, uses both automated and manual equipment and is committed to train and employ Batswana workers. The Company expects to employ up to 500 skilled technicians at the facility. As of July 29, 1994, there were 366 employees, of which 141 were trainees.

        The new factory is intended to cut and polish rough diamonds to ideal proportions in sizes which are presently not processed by the Company's facility in Puerto Rico. In the beginning stages, the factory is concentrating on the manufacture of rough stones of somewhat smaller size. The size range manufactured will be expanded as the skills of its employees are developed. Lazare Kaplan Botswana purchases rough on its own account directly from the Diamond Trading Company for manufacture in the Botswana factory.

        The Company believes that it is recognized in the diamond industry for the high quality and brilliance of the gems it cuts and that it also enjoys a reputation as an imaginative and innovative cutter of large and difficult stones.

Pricing


        Rough Diamond Prices

        Through its control of approximately 80% of the world diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds to maintain an orderly market by adjusting supplies in the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.


        Polished Diamond Prices

        Over the past 60 years, increases in the price of rough diamonds have generally resulted in a corresponding increase in the price of polished diamonds. During the period of high inflation in the late 1970's, investors speculated in hard assets, driving polished diamond prices to exceptionally high levels which in turn caused significant increases in the cost of rough diamonds. However, the moderation of inflation during the 1980's resulted in a sudden and massive shift of investments from hard assets to financial instruments, resulting in dramatic price declines for polished diamonds which caused a market liquidity crisis as prices of some categories of polished diamonds fell below the inventory costs of such diamonds. Since this period in the early 1980's, the Company believes the pricing of polished diamonds has returned to its historical pattern of responding to increases in the pricing of rough diamonds. However, there can be no assurance that volatility in the price of polished diamonds could not occur again. Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory losses, lower sales and lower margins.

        The Company has implemented strict inventory, pricing and purchasing controls which it believes could lessen the impact of fluctuations in the price of rough and polished diamonds. These include computerized rough stone evaluation programs, automatic economic order quantity models and inventory utilization programs.

Marketing, Sales and Distribution


        Marketing Strategy

        The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, the Pacific Rim and Europe. The Company generally sells to select retail jewelers in each geographic market in order to maintain an image of selectivity and prestige consistent with its overall marketing strategy. The Company also sells to certain jewelry and diamond manufacturers and wholesalers. The Company has developed a comprehensive grading system for its diamonds which allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures and sells a line of high quality jewelry which features Lazare Diamonds.

        A key element of the Company's strategy is the promotion of the Lazare Diamonds brand name directly to consumers. The Company believes that ideal cutting presents a clear competitive advantage over other diamonds in the marketplace by providing the Company with the opportunity to establish a brand name and to market its diamonds under this name through retailers. The Company's decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product. Each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's unique laser inscription process, thus authenticating the diamond as a Lazare Diamond. This "labelling" enables the Company to pursue the brand name diamond strategy. The Company holds various domestic and international patents for this process.

        Building awareness and acceptance of Lazare Diamonds is accomplished through a comprehensive marketing program which includes co-op advertising, sales promotion and public relations. The advertising includes a toll-free number which consumers may call to receive additional information about the product and to be referred to jewelers carrying Lazare Diamonds and Lazare Diamond jewelry in their geographic area. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company does not intend to sell its diamonds directly to consumers and plans to continue concentrating its marketing efforts towards the quality retail jeweler.

        The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

        While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 39,000 jewelry stores in the United states, over 26,000 retailers in Japan and over 48,000 retail stores in Europe. The Company's efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers, the majority of which are independently owned and operated. Full time regional sales representatives located throughout the United States and in Hong Kong and Antwerp, who are compensated on a commission basis, handle sales throughout the United States, the Pacific Rim and Europe.

        The Company's sales force is supported by a New York based telemarketing department. Sales to certain of the Company's largest accounts
are handled by headquarters personnel.   Most of the Company's major accounts
are customers of long standing.

        The Company has been expanding its activities abroad, particularly in the Pacific Rim countries of Japan, Hong Kong, Singapore, Taiwan, Thailand, Korea, Malaysia, Indonesia and Brunei. In Japan, the Company has had a marketing relationship since 1972 with Aiwa Co., Ltd., the Japanese importer-marketer of Lazare Diamonds. Aiwa Co., with a distribution network of over 200 retailers and wholesalers, is an important customer of the Company's polished diamonds. Additionally, the Company continues to believe there is significant growth opportunity in the European market for Lazare Diamonds and has expanded in this area.

        The Company uses a comprehensive sorting and inventory classification system for grading color and clarity of its ideal cut polished diamonds. This system, combined with the fact that the Company's stones are uniformly cut to ideal proportions, reduces and in some cases eliminates the need for customers to view stones before placing orders. The system enables customers to standardize their inventories, order by mail or telephone and minimize their inventory investment.

        The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                    Years ended May 31,
                                 ------------------------
                                 1992      1993      1994
                                 ----      ----      ----

Percentage of Net Sales to Customers

    Domestic                      18%       16%       16%
    Foreign                       82%       84%       84%


        The Company believes that due to the possible international resale of diamonds by its customers, the above percentages may not represent the final location of retail sales of its product. As all foreign sales are denominated in United States dollars, the Company does not experience any foreign currency exposure on its foreign revenue. A portion of all foreign polished sales are accompanied by bank guarantees or are shipped on a C.O.D. basis. The profitability of foreign sales of either polished or rough diamonds is consistent with that of domestic sales of similar merchandise.

Competition

        The polished and rough diamond business is highly competitive. While the Company believes that it has achieved a reputation as a leading cutter and distributor of high quality diamonds, it faces competition in sales to its customers in the United States and abroad from many other suppliers. A substantial number of cutters and merchants, some of which the Company believes to be larger or to have greater financial resources than the Company, sell diamonds of all qualities to such customers. The Company also sells rough diamonds, primarily through its Antwerp office, in the competitive world market.

        The Company believes there are significant barriers to entry by potential competitors into the business of manufacturing ideally proportioned diamonds. Among the most important of these barriers are the need for significant capital, the limited number of persons with the skills necessary to cut ideally proportioned diamonds, the difficulty in obtaining access to upscale channels of distribution, the importance of public recognition of an established brand name and the establishment of computer systems to gauge and monitor the manufacturing and distribution network.


Employees

        At July 29, 1994, the Company had 547 full-time employees, which includes 141 trainees in Botswana. The Company also has 9 regional sales representatives. The Company maintains an apprenticeship program at its facilities in Caguas, Puerto Rico, through which it trains its cutters, who are highly skilled workmen. The Company also has a program in Botswana through which it trains cutters and polishers to work at the Company's new facility. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.


Item 2. Properties

        The Company leases office space, a portion of which is devoted to sales rooms, at 529 Fifth Avenue, New York City, for a term expiring September 30, 2003 at an annual rental rate of approximately $278,000 (subject to escalations). The Company also subleases space at the same address to LTS for a like term at a rental rate per square foot which is the same as the Company is paying to the landlord.

        The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 7,500 square feet, and is fully equipped and adequate to fulfill the needs of the Company.

        The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2003 at an annual rental rate of approximately $43,000 (1,500,000 Belgian francs).

        The Company leases land in Botswana for a nominal amount for a term of fifty years with the right to renew for an additional fifty years. The Company has constructed its cutting and polishing factory on such land. The facility is approximately 4,300 square meters.

Item 3.  Legal Proceedings

        The Company is not involved in any significant legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

        The following table sets forth information regarding executive officers of the Company.



NAME                     POSITION                     AGE
- - ----                     --------                     ---
Maurice Tempelsman       Chairman of the Board        65

Leon Tempelsman          Vice Chairman of the         38
                         Board and President

George R. Kaplan         Vice Chairman of the         76
                         Board

Sheldon L. Ginsberg      Vice President and           40
                         Chief Financial Officer

Robert Speisman          Vice President - Sales       41



        All officers were elected at the Annual Meeting of the Board of Directors held in November 1993, and hold office until the next Annual Meeting of the Board of Directors and until their respective successors have been duly elected and qualified.

        Maurice Tempelsman, Chairman of the Board and a director of the Company, is a general partner of Leon Tempelsman & Son, a partnership with interests in the international diamond and mining industries, positions he has held since 1984. Maurice Tempelsman is the father of Leon Tempelsman and the father-in-law of Robert Speisman.

        Leon Tempelsman, Vice Chairman of the Board, President and a director of the Company, is a general partner of Leon Tempelsman & Son, positions he has
held since 1984.   Leon Tempelsman is the son of Maurice Tempelsman and the
brother-in-law of Robert Speisman.

        The Company believes that neither the Tempelsmans nor LTS currently engages directly or indirectly in any activities competitive with those of the Company.

        George R. Kaplan has been Vice Chairman of the Board since 1984 and a director of the Company since 1972.

        Sheldon L. Ginsberg has been Vice President and Chief Financial Officer since April 1991. He was the Vice President-Finance from January 1986 until April 1991. Mr. Ginsberg has been a director of the Company since 1989.

        Robert Speisman has been the Vice President - Sales of the Company since 1986. Mr. Speisman has been a director of the Company since 1989. Mr. Speisman is the son-in-law of Maurice Tempelsman and the brother-in-law of Leon Tempelsman.



Part II


Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters

        The Registrant's common stock (par value $1 per share) is traded on the American Stock Exchange.

        Market prices and other information with respect to the Registrant's common stock are hereby incorporated by reference from the inside front cover of the Registrant's Annual Report.


Item 6.   Selected Financial Data

        Selected financial data are hereby incorporated by reference from page 3 of the Registrant's Annual Report.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

        Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference from pages 4 to 6 of the Registrant's Annual Report.


Item 8.   Financial Statements and Supplementary Data

        The following financial statements and supplementary data are hereby incorporated by reference from pages 7 to 16 of the Registrant's Annual Report.

        (i)     Report of Deloitte & Touche LLP.
        (ii) Consolidated Statements of Operations for the three years ended May 31, 1994.
        (iii) Consolidated Statements of Stockholders' Equity for the three years ended May 31, 1994.

        (iv)    Consolidated Balance Sheets as at May 31, 1994 and
                May 31, 1993.

        (v) Consolidated Statements of Cash Flows for the three years ended May 31, 1994.

        (vi)    Notes to Consolidated Financial Statements.



Item 9.   Change in and Disagreements with Accountants on
          Accounting and Financial Disclosure


        None



Part III

        Except for information regarding Executive Officers of the Registrant, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 1994.


Part IV


Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  1.   The response to this portion of Item 14 is set forth in
               Item 8 of Part II hereof.

          2.   Financial Statement Schedules

               Report on Financial Statement Schedules and Consent of Deloitte & Touche LLP

               Schedule VIII - Valuation and Qualifying Accounts

               Schedule IX - Short-Term Borrowings

               Schedule X - Supplementary Statements of Operations
               Information

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT AND CONSENT OF INDEPENDENT AUDITORS


        We have audited the consolidated financial statements of Lazare Kaplan International Inc. and subsidiaries as of May 31, 1994 and 1993, and for each of the three years in the period ended May 31, 1994, and have issued our report thereon dated July 13, 1994 (August 31, 1994 as to Note 11); such financial statements and report are included in the Company's 1994 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of Lazare Kaplan International Inc., listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We consent to the incorporation by reference in Registration Statements No. 2-70113 and No. 33-20528 of Lazare Kaplan International Inc. on Form S-8, of our report dated July 13, 1994 (August 31, 1994 as to Note 11), incorporated by reference in this Annual Report on Form 10-K for the year ended May 31, 1994.






Deloitte & Touche LLP


New York, New York
August 31, 1994

                                    LAZARE KAPLAN INTERNATIONAL INC.

                                           AND SUBSIDIAIRIES

                            SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                 COLUMN B                      COLUMN C                      COLUMN D            COLUMN E
                --------                 --------                      --------                      --------            --------
                                                                       Additions
                                                            --------------------------------
                                                                (1)                 (2)
                                        Balance at          Charged to          Charged to                              Balance at
                                         beginning           costs and        other accounts        Deductions              end
               Description               of period           expenses            describe            describe            of period
              -----------                ---------           ---------         -------------         ---------           ---------

YEAR ENDED MAY 31, 1994:

Allowance for doubtful accounts          $ 403,837         $  10,000          $    -              $  248,668(C)        $  165,169
                                         ---------          ---------          ----------          ----------           ----------
Sales returns and allowances             $ 268,632         $(268,632)(B)        $    -              $    -               $    -
                                         ---------          ---------          ----------          ----------           ----------

YEAR ENDED MAY 31, 1993:

Allowance for doubtful accounts          $ 379,364         $  86,075          $      169(A)       $   61,771(C)        $  403,837
                                         ---------          ---------          ----------          ----------           ----------
Sales returns and allowances             $ 473,781         $(205,149)(B)       $    -              $    -               $  268,632
                                         ---------          ---------          ----------          ----------           ----------
YEAR ENDED MAY 31, 1992:

Allowance for doubtful accounts          $ 251,651         $ 199,113          $    2,431(A)       $   73,831(C)        $  379,364
                                         ---------          ---------          ----------          ----------           ----------
Sales returns and allowances             $ 449,656         $  24,125(B)        $    -              $    -               $  473,781
                                         ---------          ---------          ----------          ----------           ----------


- - ----------
(A) Recoveries of previously written off accounts

(B) Adjustments to reserve balance

(C) Amounts written off


                              LAZARE KAPLAN INTERNATIONAL INTERNATIONAL INC.
                                           AND SUBSIDIAIRIES

                                  SCHEDULE IX-SHORT-TERM BORROWINGS

             COLUMN A               COLUMN B            COLUMN C            COLUMN D            COLUMN E            COLUMN F
             --------               --------            --------            --------            --------            --------
                                                                             Maximum             Average            Weighted
                                                        Weighted             Amount              amount              average
                                     Balance             average           outstanding         outstanding          interest
       Category of aggregate         at end             interest             during              during            rate during
       short-term borrowings        of period             rate             the period          the period          the period
       ---------------------        ---------           --------           ----------          ----------          ----------
                                                                                                   (A)                 (B)

MAY 31, 1994:

Notes payable - banks             $  9,900,000            7.28%           $ 16,834,000        $ 11,371,000            6.18%
                                  ------------           -----            ------------        ------------            -----
Notes payable - other             $  3,000,000            4.40%           $  3,000,000        $  3,000,000            4.04%
                                  ------------           -----            ------------        ------------            -----
MAY 31, 1993:

Notes payable - banks             $  9,005,000            6.06%           $ 11,220,000        $  3,175,000            6.07%
                                  ------------           -----            ------------        ------------            -----
Notes payable - other             $  3,000,000            3.92%           $  3,000,000        $  3,000,000            4.30%
                                  ------------           -----            ------------        ------------            -----
MAY 31, 1992:

Notes payable - banks             $     -                   -             $  3,550,000        $     94,000            7.90%
                                  ------------           -----            ------------        ------------            -----
Notes payable - other             $  3,000,000            4.80%           $  3,000,000        $  3,000,000            6.24%
                                  ------------           -----            ------------        ------------            -----

- - --------

(A) Average amount outstanding during the period is computed by dividing the weighted average of daily amounts outstanding by total days outstanding.

(B) Average interest rate for the year is computed by dividing the short-term interest expense by the average short-term debt outstanding.


                                                               SCHEDULE X

                          LAZARE KAPLAN INTERNATIONAL INC.

                                 AND SUBSIDIARIES


                            SCHEDULE X - SUPPLEMENTARY



                         STATEMENTS OF OPERATIONS INFORMATION

                Column A                      Column B
                --------                      --------
                                             Charged to
                                              costs and
                  Item                        expenses
                  ----                        --------

        YEAR ENDED MAY 31, 1994:
            Advertising costs                $  848,565
                                             ----------

        YEAR ENDED MAY 31, 1993:
            Advertising costs                $1,602,756
                                             ----------
        YEAR ENDED MAY 31, 1992:
            Advertising costs                $1,669,151
                                             ----------



        Other items are not listed because they were either not applicable or not present in sufficient amounts to require inclusion.

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1994.

        (c)  Exhibits

        (3) (a) Certificate of Incorporation, as amended - incorporated herein by reference to Exhibit 3(a) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

             (b) Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 1, 1990 - incorporated herein by reference to Exhibit (3)(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

             (c)  By-laws, as amended - incorporated herein by reference to
                  Exhibit 3(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

    (10)     Material Contracts

             (a) Lazare Kaplan International Inc. Amended and Restated 1988 Stock Option Incentive Plan - incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 of the Registrant filed with the Commission on November 5, 1990.

             (b) Stockholders' Agreement, dated September 16, 1983, by and among the Registrant, Maurice Tempelsman, Leon Tempelsman, Leo L. Kaplan, George R. Kaplan, Howard Herzog, Consolidated African Selection Trust Limited and Jatel PLC - incorporated herein by reference to Exhibit 28(b) to Report on Form 8-K dated September 16, 1983 filed with the Commission on September 28, 1983.

             (c) Note Agreement dated as of May 15, 1991 by and between the Registrant, Allstate Life Insurance Company, Monumental Insurance Company and PFL Life Insurance Company - incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated May 23, 1991 filed with the Commission on June 4, 1991.

             (d) First Amendment to Note Agreement, dated as of February 28, 1992, by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(d) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

             (e) Second Amendment to Note Agreement, dated as of March 25, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(e) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

             (f) Third Amendment to the Note Agreement, dated as of December 1, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to
                  Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1993 filed with the Commission on August 30, 1993.

             (g) Agreement, dated December 5, 1990, by and between the Registrant and the Government of the Republic of Botswana - incorporated herein by reference to Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.


             (h) Subscription Agreement, dated August 24, 1994, among the Registrant and the Botswana Development Corporation.


        (13) 1994 Annual Report to Security Holders - incorporated herein by reference to the 1994 Annual Report to Stockholders of the Registrant to be filed with the Commission.

        (21) Subsidiaries

                                    SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        LAZARE KAPLAN INTERNATIONAL INC.




                        By (s) Leon Tempelsman
                           -----------------------------------------
                           Leon Tempelsman, Vice Chairman and President
                           (principal executive officer)











                        By (s) Sheldon L. Ginsberg
                           -----------------------------------------
                           Sheldon L. Ginsberg, Vice President and
                           Chief Financial Officer
                           (principal financial officer)





Dated:  August 31, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature                     Title                    Date
- - ---------                     -----                    ----


(s) Maurice Tempelsman
- - --------------------------    Chairman of the          August 31, 1994
(Maurice Tempelsman)          Board of Directors



(s) Leon Tempelsman
- - --------------------------    Vice Chairman of the     August 31, 1994
(Leon Tempelsman)             Board of Directors




(s) George R. Kaplan
- - -------------------------     Vice Chairman of the     August 31, 1994
(George R. Kaplan)            Board of Directors



(s) Lucien Burstein
- - -------------------------     Director                 August 31, 1994
(Lucien Burstein)



(s) Myer Feldman
- - -------------------------     Director                 August 31, 1994
(Myer Feldman)



(s) Michael W. Butterwick
- - -------------------------     Director                 August 31, 1994
(Michael W. Butterwick)



(s) Sheldon L. Ginsberg
- - -------------------------     Director                 August 31, 1994
(Sheldon L. Ginsberg)



(s) Robert Speisman
- - -------------------------     Director                 August 31, 1994
(Robert Speisman)


                          LAZARE KAPLAN INTERNATIONAL INC.


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXHCANGE ACT OF 1934



For the fiscal year ended                          Commission File No. 1-7848
May 31, 1994


                                    EXHIBIT INDEX
                                    -------------


Exhibit                                                           Page No.
- - -------                                                           --------

(3) (a) Certificate of Incorporation, as amended - incorporated herein by reference to Exhibit 3(a) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission
          on August 26, 1987, as amended on January 14,   1988.

     (b) Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 1, 1990 - incorporated herein by reference to Exhibit (3)(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

     (c) By-laws, as amended - incorporated herein by reference to Exhibit 3(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.


(10) Material Contracts

     (a)  Lazare Kaplan International Inc. Amended and
          Restated 1988 Stock Option Incentive Plan - incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 of the
          Registrant filed with the Commission on November
          5, 1990.

Exhibit                                                         Page No.
- - -------                                                         --------


      (b) Stockholders' Agreement, dated September 16, 1983, by and among the Registrant, Maurice Tempelsman, Leon Tempelsman, Leo L. Kaplan, George R.
           Kaplan, Howard Herzog, Consolidated African
           Selection Trust Limited and Jatel PLC - incorporated herein by reference to Exhibit 28(b) to Report on Form 8-K dated September 16, 1983 filed with the Commission on September 28, 1983.

      (c) Note Agreement dated as of May 15, 1991 by and between the Registrant, Allstate Life Insurance
           Company, Monumental Insurance Company and
           PFL Life Insurance Company - incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated May 23, 1991 filed with the Commission on June 4, 1991.

      (d) First Amendment to Note Agreement, dated as of February 28, 1992, by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance
           Company incorporated herein by reference to Exhibit 10(d) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

      (e) Second Amendment to Note Agreement, dated as of March 25, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(e) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

Exhibit                                                          Page No.
- - -------                                                          --------

      (f) Third Amendment to the Note Agreement, dated as of December 1, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL
          Life Insurance Company incorporated herein by reference to Exhibit 10(f) to Report of Form 10-K of the Registrant for the fiscal year ended May 31, 1993 filed with the Commission on August 30, 1993.

      (g) Agreement, dated December 5, 1990, by and between the Registrant and the Government of the Republic of Botswana - incorporated herein by reference to Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.


      (h) Subscription Agreement, dated August 24, 1994, among
          the Registrant and the Botswana Development Corporation.       24


(13) 1994 Annual Report to Security Holders - incorporated
     herein by reference to the 1994 Annual Report to Stock-
     holders of the Registrant to be filed with the Commission.          38


(21) Subsidiaries                                                        64

                                                            Exhibit 10(h)


                          SUBSCRIPTION AGREEMENT


        SUBSCRIPTION AGREEMENT, dated as of August 24, 1994, among:


        (1) BOTWSWANA DEVELOPMENT CORPORATION LIMITED, a company incorporated under the laws of the Republic of Botswana, whose registered office is at Plot 6377, Madirelo House,
                Mmanaka Road, Gaborone, Botswana
                ("Botswana Development Corporation"), by its duly authorized representative
                Mr. M.O. Molefane in his capacity as
                Managing Director of Botswana Development
                Corporation;

        (2)     LAZARE KAPLAN INTERNATIONAL INC., a
                company incorporated under the laws of the State of Delaware in the United States of America, whose principal office is at 529
                Fifth Avenue, New York, New York 10017,
                United States of America ("Lazare Kaplan
                International"), represented by James L.
                Barnes in his capacity as authorised
                signatory of Lazare Kaplan International;
                and

        (3)     LAZARE KAPLAN BOTSWANA (PTY) LIMITED, a
                company incorporated under the laws of the Republic of Botswana, whose registered office is at the offices of Deloitte &
                Touche, Barclays House, Khama Crescent,
                Gaborone, Botswana (the "Company"),
                represented by James L. Barnes in his
                capacity as Managing Director of the
                Company.



                  R  E  C  I  T  A  L  S :


        A.  The Company wishes to sell to Botswana
Development Corporation, and Botswana Development
Corporation wishes to subscribe to, shares of capital stock of the Company.

        B.  The Company wishes to issue to Lazare
Kaplan International, in consideration for the conversion of part of the loans made by Lazare Kaplan International to the Company into, shares of capital stock of the Company.

        C.  At the Closing (as defined below), the
Company will have an authorized share capital of Pula
70,000,000 comprised of 35,000,000 ordinary shares, each having a par value of Pula 1 per share and ranking pari passu with one another (the "Ordinary Shares"); and 35,000,000 cumulative redeemable non-voting participating preference shares, each having a par value of Pula 1 per share, each bearing a dividend entitlement of 10% annually for an initial five years and 12.5% annually thereafter, each with such further participating interest, if any, in dividends as the Company may in its sole discretion determine, and none carrying or at any time giving rise to voting rights for its holder (the
"Preference Shares").

        D. Immediately prior to consummation, at the Closing, of the transactions hereunder, Lazare Kaplan
International will be the beneficial holder of 5,369,447
Ordinary Shares and the Government of Botswana will be the beneficial holder of 947,550 Ordinary Shares.

        Accordingly, in consideration of the agreements and obligations herein contained, the parties hereby agree as follows:

        1.  PURCHASE OF SHARES BY BOTSWANA DEVELOPMENT
CORPORATION. Subject to the terms and conditions set forth in this Agreement, the Company hereby agrees to issue to Botswana Development Corporation, and Botswana
Development Corporation hereby agrees to subscribe from the Company, 7,660,000 Ordinary Shares and 14,117,000
Preference Shares (together, the "BDC Shares") for the aggregate purchase price of Pula 21,777,000 (the
"Purchase Price"), consisting of (i) Pula 7,660,000 for the Ordinary Shares, and (ii) Pula 14,117,000 for the
Preference Shares.

        2.  CONVERSION OF LOANS BY LAZARE KAPLAN
INTERNATIONAL. Subject to the terms set forth in this Agreement, Lazare Kaplan International agrees (i) to convert the outstanding principal amount of Pula
7,971,427 of the loans that it has heretofore made to the Company into 7,971,427 Ordinary Shares (the "LKI
Ordinary Shares") and (ii) to convert the outstanding principal amount of Pula 14,117,000 of the loans that it has heretofore made to the Company into 14,117,000
Preference Shares (the "LKI Preference Shares", and together with the LKI Ordinary Shares, the "LKI Shares"), and in consideration therefor the Company hereby agrees to issue the LKI Shares to Lazare Kaplan International.

        3.  CLOSING.

        (a)  The closing of the transactions
contemplated hereby shall take place at the offices of Botswana Development Corporation, Plot 6377, Madirelo
House, Mmanaka Road, Gaborone, Botswana, on the first business day following satsifaction of the Conditions
Precedent set forth in Section 5(a), or at such other early date thereafter as the parties hereto shall mutually agree (the "Closing").

        (b)  At the Closing, the Company shall (i)
deliver to Botswana Development Corporation duly executed share certificates representing the BDC Shares, and Botswana Development Corporation shall pay the Purchase
Price to the Company by cheque in the amount of Pula 21,777,000; and (ii) deliver to Lazare Kaplan
International duly executed share certificates representing the LKI Shares, and Lazare Kaplan
International shall deliver to the Company an instrument acknowledging the conversion of Pula 7,971,427 and Pula
14,117,000 of outstanding loans made by Lazare Kaplan
International to the Company into the LKI Ordinary Shares the LKI Share Premium and the LKI Preference Shares, respectively.

        4.  REPRESENTATIONS AND WARRANTIES OF THE
COMPANY.

        (a)  The Company represents and warrants to
Botswana Development Corporation and Lazare Kaplan
International that:

                (i)  The Company is a corporation duly
        incorporated and validly existing under the laws of the Republic of Botswana, and has the requisite corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder; and

                (ii)  The execution, delivery and
        performance of this Agreement, and the execution, issuance and delivery of the BDC Shares and the LKI
        Shares have been duly authorized by all necessary corporate action on the part of the Company. The
        BDC Shares and LKI Shares, when issued, shall be validly issued, fully paid and nonassessable.

        (b)  LKI and the Company, jointly and
severally, represent and warrant to Botswana Development
Corporation that:

                (i)  The audited financial statements of
        the Company as of May 31, 1994 were audited by Deloitte & Touche using generally accepted accounting principles and fairly and accurately reflected the assets and liabilities actual or contingent and financial status of the Company as of the date thereof;

                (ii)  There has been no material change in
        the assets and liabilities and financial status of the Company since the date of such financial statements to the date of signature hereof, except as may have resulted from (A) the normal and ordinary course of the Company's operations; and (B) implementation of the Restructuring Agreement of even date hereof among the parties hereto and the Government of Botswana in accordance with its terms;

                (iii)  Neither LKI nor the Company is aware
        of any material facts or circumstances with respect to the Company's affairs which if known to a reasonable potential investor in the Company would cause such investor to withdraw from involvement in the Company, which have not been disclosed to Botswana Development Corporation;

                (iv)  All the material facts on which the
        projections submitted by the Company up to the date of signature hereof for use by Botswana Development
        Corporation to evaluate its investment in the Company and the terms thereof were based were, to the best of LKI and the Company's knowledge, materially correct when such projections were so submitted;

                (v)  All the material assumptions made in
        the projections submitted by the Company up to date of signature hereof for use by Botswana Development Corporation to evaluate its investment in the Company and the terms thereof were, to the best of LKI and the Company's knowledge, bona fide, fair and reasonable when such projections were so submitted; and

                (vi)  Neither LKI nor the Company is aware
        of any material facts or circumstances which have occurred since submission of the aforementioned projections to Botswana Development Corporation which have not been disclosed to Botswana
        Development Corporation which would render the material facts referred to in Section 4(b)(iv) materially incorrect or cause the material assumptions referred to in Section 4(b)(v) to be rendered otherwise than bona fide, fair and reasonable.

        5.  CONDITIONS PRECEDENT TO CLOSING.

        (a)  The Closing shall be subject to
satisfaction of the following conditions precedent (each a "Condition Precedent"):

                (i)  The making available by the
        Government of Botswana to Botswana Development Corporation of funding specifically for and adequate to enable the investment of Botswana Development Corporation in the Company specified in Section 1; and

                (ii)  The granting by the Bank of
        Botswana of such approvals as may be necessary for the transactions contemplated by this Agreement.

        (b)  Each party hereto shall use its best
efforts to procure the expeditious satisfaction of the Conditions Precedent.

        6.  MISCELLANEOUS.

        (a)  RULES OF CONSTRUCTION.  In this
Agreement, unless the context otherwise requires, words in the singular number or in the plural number shall each include the singular number and the plural number, words of the masculine gender shall include the feminine and the neuter, and, when the sense so indicates, words of the neuter shall refer to any gender.

        (b)  FURTHER ASSURANCES.  Each party
hereto shall do and perform or cause to be done and performed all further acts and shall execute and deliver all other agreements, certificates, instruments and documents as the other parties hereto reasonably may request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions comtemplated hereby.

        (c)  GOVERNING LAW.  This Agreement and
the rights and obligations of the parties hereto shall be governed by, and construed and enforced in accordance with, the laws of the Republic of Botswana.

        (d)  SPECIFIC PERFORMANCE.  In the event
of any party hereto committing a breach of this Agreement, and failing to remedy such breach within seven
(7) days of receipt by the party so in breach from the aggrieved party of written notice of breach, then notwithstanding any previous waiver, the aggrieved party shall be entitled to claim specific performance, damages
(if applicable) and, subject to the immediately succeeding sentence, such other remedies as may be available. It is specifically agreed that neither party shall have the right to cancel this Agreement or to claim restitution (whether the breach is material or not).

        (e)  NOTICES.  (i)  Any notices or
communications given to the parties hereto for the purposes of this Agreement shall be in writing and addressed as follows:

        Botswana Development Corporation:


                Botswana Development Corporation Limited
                Private Bag 160
                Gaborone
                Botswana
                Attention:  Company Secretary

                Telex:  2251BD
                Cable Address:
                Telefax:  (267) 373-539; 359-354 or 304-393


        Lazare Kaplan International:


                Lazare Kaplan International Inc.
                529 Fifth Avenue
                New York, New York 10017
                United States of America
                Attention:   The Chief Financial Officer

                Telex:  RCA 222746
                Cable Address:  MAIDENCAP
                Telefax:  (212) 972-8561

        The Company:


                Lazare Kaplan Botswana (Pty) Limited
                Private Bag 00334
                Gaborone
                Botswana
                Attention:  The Managing Director
                Telefax:  (267) 320-814


Notices or communications given to either Lazare Kaplan
International or to the Company for the purposes of this Agreement shall be deemed also to have been served upon the Company or Lazare Kaplan International (as the case may be).

                (ii)  Any notice or communication shall be
        duly given or made when delivered addressed to the party to whom it is made or to whom it is deemed given at its address as specified in Section 6(e)(i), or at such other address or cable address or telex or telefax number, as such party may specify to the other parties in writing, provided that any such notice of change of address or cable address or telex or telefax number shall be effective only upon receipt. If sent by prepaid registered post, it shall be deemed to have been delivered five days after posting; or if by telegram, three days after dispatch; or if by hand, at the time of delivery, in which case a written receipt must be obtained; or if by telex or telefax, at the time such telex or telefax is sent and acknowledged.

        (f)  BINDING EFFECT.  This Agreement shall
inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns.

        (g)  HEADINGS.  The headings and captions
contained in this Agreement are inserted only as a matter of convenience and in no way define, limit or extend the scope or intent of this Agreement or any provisions hereof.

        (h)  ENTIRE AGREEMENT.  This Agreement
contains the entire understanding of the parties hereto respecting the subject matter hereof, and supersedes all prior agreements, discussions and understandings with respect to the subject matter hereof.

        (i)  COUNTERPARTS.  This Agreement may be
executed in one or more counterparts, each of which when so executed shall be deemed an original and all of which, when taken together, shall constitute one and the same
Agreement.


        IN WITNESS WHEREOF, the parties have signed this Agreement as of the date first above written.

AS WITNESSES:


1.


                   ----------------------------------------
                                       For and on behalf of
                   BOTSWANA DEVELOPMENT CORPORATION LIMITED



2.



AS WITNESSES:


1.


                   ----------------------------------------
                                       For and on behalf of
                           LAZARE KAPLAN INTERNATIONAL INC.



2.



AS WITNESSES:


1.


                   ----------------------------------------
                                       For and on behalf of
                       LAZARE KAPLAN BOTSWANA (PTY) LIMITED



2.

                                                                 Exhibit 13





                  LAZARE KAPLAN INTERNATIONAL INC.





               -------------------------------------




                            The leader


                           in ideal cut


                           diamonds for


                          over 90 years.




                               LOGO





                              ANNUAL

                              REPORT

                               1994




               -------------------------------------

            LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

           LAZARE KAPLAN INTERNATIONAL INC. 1994 ANNUAL REPORT


Lazare Kaplan International Inc. is engaged in the cutting and polishing of ideal cut diamonds, which it laser inscribes and distributes to quality retail jewelers internationally under the brand name "Lazare Diamonds(R)". Each diamond cut and polished by Lazare Kaplan craftsmen, whatever its size, is finished to precise proportions, bringing out all of the diamond's natural brilliance, fire and luster. Lazare Kaplan is also engaged in the trading of uncut rough diamonds and non-ideal cut, commercial quality diamonds.


American Stock Exchange

The Company's common stock is traded on the American Stock Exchange under the ticker symbol LKI.


Form 10-K

Upon written request, a copy of the Company's Form 10-K Annual Report without exhibits for the year ended May 31, 1994 as filed with the Securities and Exchange Commission, will be made available to stockholders without charge. Requests should be directed to the Controller, Ms. James, Lazare Kaplan International Inc., 529 Fifth Avenue, New York, New York 10017.


Annual Meeting

November 3, 1994
11 A.M.
Chemical Banking Corp.
270 Park Avenue
Third Floor, Auditorium
New York, New York 10017




Market Prices of Common Stock
by Fiscal Quarter

- - -----------------------------------
                   Fiscal 1994
               --------------------
                High           Low
- - -----------------------------------
First           8 3/4         5 3/4
Second          6 7/8         5 7/8
Third           9 5/8         6 7/8
Fourth          9 3/8         8 1/8
- - -----------------------------------
                   Fiscal 1993
               --------------------
                High           Low
- - -----------------------------------
First           6 3/8         5
Second          6 3/4         4 3/4
Third           7             5 3/8
Fourth          6 7/8         5 5/8
- - -----------------------------------


As of June 30, 1994 there were approximately 239 stockholders of record of the 6,131,106 issued and outstanding shares of the common stock of the Company.

              To Our Stockholders:


     Our Company's performance in the fiscal year ended May
31, 1994 showed marked improvement in revenues and net income
- - -- a continuation of last year's progress. Net revenues in 1994 were $204,047,000. This represents an increase of 29% over revenues of $158,075,000 in fiscal 1993. Net income for the period was $3,024,000 compared to a loss of $903,000 in the previous fiscal year. The strategic deployment of resources for future growth continued to be a priority for the Company.

     Management maintained its rigorous cost controls and carefully monitored productivity. On a comparable basis, selling, general and administrative costs increased 1% for the year. Including the effects of costs associated with the Company's foreign operations, S, G & A increased 9.5% for the year. As an example of cost containment measures, recent renegotiation of the lease for the New York headquarters office has resulted in a 50% reduction in rent.

     The U.S. market for diamonds and jewelry showed considerable improvement as the domestic economy recovered and consumers gained confidence that the recession was over. The extensive nationwide network of quality jewelers who stock and market Lazare Diamonds(R) continued to gain market share. Our domestic sales increased by over 50%. Our jewelers and we remain committed to the quality and value represented in the brand name Lazare Diamonds(R). We continue to provide our customers with a full package of marketing and point of sale support. We were encouraged by the results of the steps we took last year to help our customers meet the challenges of the competitive environment that now prevails.

     The Japanese economy, on the other hand, continued to lag, as have our sales in that market. Early indications point to a slow economic recovery. Our Company is well positioned to participate in future growth in that important market for quality diamonds. Our distributor of long standing, AIWA Co. Ltd., showed great imagination and tenacity in confronting the challenges of the Japanese recession. They have made the necessary adjustments to meet prevailing competitive conditions. The strengthening yen, in time, should favorably impact sales in Japan as it lowers the yen cost of diamonds to Japanese consumers.

     Our revenues and income from sales in the Pacific Rim showed significant increases. This area represents an important growth market for our company. Additional quality distribution outlets were added in Hong Kong, Taiwan and Thailand. We have also initiated steps to participate, as soon as practicable, in the new market for diamonds that is developing in the People's Republic of China.

     Our rough trading operation in Belgium continued to perform well and contributed to our profitability. It also enabled us to overcome, in part, the margin pressure on the manufacture of rough to polished that we and others in the industry confront. We remain concerned about this problem created to some extent by the structural changes now taking place in the industry.

     The manufacturing operation in Puerto Rico performed well. Productivity, costs, and yields were closely monitored and managed. Management is staying abreast of new technological developments and is alert to their possible economic impact. Great support was also given by Puerto Rico management to the new facility in Botswana and to our efforts in Russia.

     Our new facility in Molepolole, Botswana, completed its first year of operations. It presently employs 350 workers, including 330 local employees. The careful, meticulous training program is increasingly achieving the targeted productivity objective as well as the quality criteria required by the demanding tolerances of Lazare Diamonds(R). When the operation is on stream it will also provide us with a reliable, consistent supply of smaller sizes (melee) of ideal cut stones, as an additional line we can offer to our existing customers and to quality jewelry manufacturers. Marketing efforts for this new product line were started in the course of last year. Botswana is the world's leading producer of rough diamonds. Its mines are some of the lowest cost producers with reserves going well into the next century. We have received the fullest cooperation and support from the Botswana Government in line with its publicly stated policy to encourage the establishment of a domestic cutting industry. On April 14, 1994 the Botswana Development Corporation Limited (BDC) and Lazare Kaplan International Inc. jointly announced a new investment by the BDC in Lazare Kaplan Botswana. On August 31, 1994 the Company completed its transaction with BDC whereby BDC has invested 21.8 million pula (approximately $8.0 million) for an equity position in Lazare Kaplan Botswana (Pty) Ltd.

     The feasibility study and the interim rehabilitation of the Akwatia diamond mine in Ghana, leading to its eventual privatization, are proceeding. On August 2, 1994, the Ghanaian parliament ratified the Establishment Agreement between the Government of Ghana, De Beers Centenary and the Company, establishing a new jointly owned diamond mining operation -- Birim River Diamonds Ltd.

     Recent press reports have indicated that rough diamonds of alleged Russian origin have appeared on the Antwerp and Israeli markets. These reports also allude to tensions between the Central Selling Organization (the marketing arm of De Beers) and Roskomdragmet (the Russian Government organization responsible for diamond exports) on interpretation of the existing sales contract for rough diamonds as well as the terms for renewal of that agreement when it expires in 1995. It is difficult to assess the full accuracy of the reports, or to estimate the impact of such sales on future market conditions. We are attentive to these developments, and will continue to monitor them. Our venture with Roskomdragmet has recently been expanded. We have provided expert management, skilled technicians, and marketing facilities from our New York and Puerto Rico operations to work with the highly skilled Russian technicians. Good results have been achieved that provide a sound basis for further cooperation.

     The managers and employees of the Company, in all departments at home and abroad, deserve full credit for the results that were achieved last year. We appreciate their continued commitment and professionalism, so critical to the company's continued growth in this difficult competitive period.


       ----------------------        ---------------------
       Maurice Tempelsman            Leon Tempelsman
       Chairman of the Board         Vice Chairman and
                                     President

              LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

                           SELECTED FINANCIAL DATA


- - ----------------------------------------------------------------------------------------
(In thousands, except per share data)      1994      1993      1992      1991      1990
- - ----------------------------------------------------------------------------------------
Net Sales                                $204,047  $158,075  $151,875  $133,016  $100,012
- - -----------------------------------------------------------------------------------------
Income/(loss) before income tax
 provision, minority interest and
 extraordinary item                      $  2,803  $  (728)  $(2,287)  $  4,349  $  5,376
- - ----------------------------------------------------------------------------------------
Extraordinary item, utilization of net
 operating loss carryforward                  -         -         -    $  1,821  $  1,688
- - ----------------------------------------------------------------------------------------
Net income/(loss)                        $  3,024  $  (903)  $(2,951)  $  4,073  $  5,268
- - ----------------------------------------------------------------------------------------
Income/(loss) per share (based on the
 weighted average number of shares
 outstanding)(1)                         $    .49  $  (.15)  $  (.48)  $    .80  $   1.65
- - ----------------------------------------------------------------------------------------
Fully diluted income/(loss) per share(2) $    .49  $  (.15)  $  (.48)  $    .80  $   1.07
- - ----------------------------------------------------------------------------------------
At May 31:
 Total assets                            $ 93,178  $ 86,452  $ 77,977  $ 79,695  $ 60,552
- - ----------------------------------------------------------------------------------------
 Short-term debt                         $ 17,185  $ 12,005  $  3,000  $  3,000  $ 22,455
- - ----------------------------------------------------------------------------------------
 Long-term debt                          $ 25,715  $ 30,000  $ 30,000  $ 30,000  $ 15,000
- - ----------------------------------------------------------------------------------------
 Working capital                         $ 52,333  $ 53,011  $ 61,079  $ 66,565  $ 28,599
- - ----------------------------------------------------------------------------------------
 Stockholders' equity                    $ 38,751  $ 35,671  $ 36,573  $ 39,525  $ 16,081
- - ----------------------------------------------------------------------------------------

(1) The effect on earnings per share for the utilization of net operating loss carryforward was $.36 for 1991, $.53 for 1990.

(2) The effect on earnings per share fully diluted for the utilization of net operating loss carryforward was $.34 for 1990.

Note: No cash dividends were declared or paid by the Company during the past five fiscal years.


                MANAGEMENT'S DISCUSSION AND ANALYSIS



The Net Sales and Net Income tables are bar charts in the printed version of this document.

                             Net Sales
                            ($Millions)
- - ------------------------------------------------------------------------------
                          1990       1991       1992       1993       1994
- - ------------------------------------------------------------------------------
Net Sales                 $100,012   $133,016   $151,875   $158,075   $204,047
- - ------------------------------------------------------------------------------


                         Net Income (Loss)
                            ($Millions)
- - ------------------------------------------------------------------------------
                          1990      1991      1992      1993        1994
- - ------------------------------------------------------------------------------
Net Income                $5,268    $4,073    $(2,951)  $  (903)    $3,024
- - ------------------------------------------------------------------------------



     This discussion and analysis should be read in conjunction with the Selected Financial Data on page 3 and the audited financial statements and related notes of the Company commencing on page 7 of this report. In this discussion, the years "1994", "1993" and "1992" refer to the fiscal years ended May 31, 1994, 1993 and 1992, respectively.


Results of Operations

Net Sales

     Net sales in 1994 of $204,047,000 were $45,972,000 or 29% above the net sales of $158,075,000 in 1993.

     The Company's net revenue from the sale of polished diamonds of $51,349,000 in 1994 increased 18% compared to 1993 polished sales of $43,409,000. The increase was a result of increased polished diamond sales in the United States and Pacific Rim (excluding Japan) due to increased demand and strengthening local economies and was partially offset by a weaker market in Japan.

     During fiscal 1994, the Company changed its method of selling from using a gross price list (allowing various discounts and allowances to be earned by its customers) to net pricing. While this change did not have a significant impact on the results of operations, the Company believes that it greatly enhanced selling efficiency and facilitated increased sales.

     Rough diamond sales increased 33% in 1994. This increase was due to the Company's continued expansion of its rough trading operation and also its continued efforts to match the quality of its raw materials manufactured with the requirements of its customers. Those rough diamonds not selected based on economic or quality analysis were promptly sold in the marketplace.

     Net sales in 1993 of $158,075,000 represented an increase of $6,200,000 or 4% over net sales of $151,875,000 in 1992.

     The Company's net revenue from the sale of polished diamonds in 1993 of $43,409,000 increased $1,887,000 or 5% from $41,522,000 in 1992. The higher polished diamond sales for 1993 were due to increased demand in Europe and the overall comparatively lower level of polished diamond sales in the prior year. Sales of rough diamonds increased 4% in 1993.


Gross Profit

     The Company's gross margin on net sales of polished diamonds includes all overhead costs associated with the purchase, sale and manufacture of rough stones (the "Polished Diamond Gross Margin"). Polished Diamond Gross Margin was 24%, an increase of 4% from 1993 level of 20%. The increase was due to the mix of polished diamonds sold wherein a greater proportion of higher quality stones and large stones were sold during 1994 than in 1993.

     The gross margin on sales of rough stones not selected for manufacturing, including an allocation of overhead costs estimated to be associated with the purchase and sale of rough stones, has been traditionally below 3%.

     During 1994, the combined gross margin on net sales of both polished diamonds and rough diamonds was 8.0%. This compares to 7.1% in 1993 and 7.6% in 1992. The higher margin in 1994 was attributable to a higher gross margin on polished sales and slightly higher margin on overall sales of rough stones.

     Polished Diamond Gross Margin was 20% in 1993, a decrease of 2% from the 1992 level of 22%. The decrease was primarily due to the mix of polished diamonds sold as well as the inability of the Company to pass along to its customers a price increase from its principal supplier.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses in 1994 of $9,833,000 increased 9% or $856,000 compared with expenses of $8,977,000 in 1993. The increase was primarily due to the inclusion of expenses associated with the Company's operations in Botswana of approximately $749,000. In 1993 these expenses were being deferred until the commencement of full operations at that location. On a comparable basis, excluding the costs associated with the Botswana operation, selling, general and administrative costs were up 1% in 1994.

     In 1993, selling, general and administrative expenses of $8,977,000 decreased 15% or $1,581,000 compared with expenses of $10,558,000 in 1992. The decrease was due to an overall reduction in the Company's general operating expenses, including legal and consulting ($342,000), lower selling and marketing expenses ($222,000), and decreased payroll costs of $722,000 which included the capitalization of costs ($285,000) associated with the start-up of the Botswana operation.

     During 1992 the Company closed its rough diamond buying operation in Sierra Leone. This was due to poor performance and the ultimate poor outlook for this venture. In 1992 the Company incurred costs of $422,000 associated with this operation. These costs were primarily composed of payroll, travel expenditures and fixed assets.


Interest Expense

     In 1994, interest expense was $4,003,000 which was offset by $256,000 of interest income as compared to interest expense of $3,197,000 offset by $190,000 of interest income in 1993 and interest expense of $3,191,000 in 1992 offset by $357,000 of interest income. The increase in interest expense in 1994 was due to higher average short-term borrowings of $14,371,000 in 1994 as compared to $6,175,000 in 1993, and a full year of the higher interest rate charged on the Senior Notes (See Note 6 to the Financial Statements).

     The increase in interest expense in 1993 was due to increased short-term borrowings in 1993 as compared to 1992 and the higher interest rate charged on the Senior Notes (See Note 6 to the Financial Statements) which was partially offset by a capitalization of interest costs in Botswana related to the construction of the new factory.


Taxes

     During 1992, the Internal Revenue Service ("IRS") completed its examination of the Company's Puerto Rico Federal tax returns for the taxable years ended May 31, 1987 and May 31, 1988. The IRS made an adjustment relating to the imputation of interest on intercompany account balances resulting in an assessment of $503,000. The Company agreed to this settlement and paid this assessment during December, 1991. Beginning in 1989, the Company began to file a consolidated Federal income tax return with its Puerto Rico operation and on November 1, 1993, the Puerto Rico subsidiary was merged into the Company. Therefore, the Company does not believe that the adjustments made by the IRS for these years will reoccur.


Income/(Loss) Per Share

     During 1994, 1993 and 1992 income/(loss) per share was computed based on the weighted average number of shares outstanding including, as appropriate, the exercise of stock options during the period. For 1994, income per share was $.49 as compared to loss per share of $.15 in 1993 and loss per share of $.48 in 1992.


Foreign Operations

     International business represents a major portion of the Company's revenues and profits. All foreign sales are denominated in U.S. dollars and all pur-

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                         (Continued)


chases of rough diamonds worldwide are denominated in U.S. dollars. Therefore, the Company does not experience any foreign currency exposure on its international business. In addition, the functional currency for Lazare Kaplan Botswana (Pty) Ltd. is the U.S. dollar and therefore, it is not affected by any foreign currency translation adjustments.


Liquidity-Capital Resources

     The Company's working capital at May 31, 1994 was $52,333,000, a decrease of $677,000 from 1993. This decrease was due primarily to the reclassification, for the first time, to current liabilities of the portion of the Senior Notes which are due within one year. Without the inclusion of this item, working capital increased by $3,608,000 reflecting higher inventory levels associated with the Company's new operation in Botswana, and higher accounts receivable levels.

     The Company's working capital at May 31, 1993 was $53,011,000, a decrease of $8,068,000 from 1992. The decrease in working capital was attributable to an increase in short-term borrowings in 1993 of $9,005,000 as compared to a minimal amount of borrowings in 1992 and the net loss incurred during the fiscal year. These borrowings were used primarily to finance the operations of the Company's Botswana facility.

     Net fixed asset additions totaled $1,033,000, $3,500,000 and $2,000,000 in 1994, 1993 and 1992, respectively. The increase in net fixed asset additions in 1993 compared to 1992 was primarily attributable to the construction by the Company of a cutting and polishing factory and a training facility in Botswana. The factory, completed during 1993, is a state-of-the-art facility, using both automated and manual equipment and will ultimately be able to employ 500 skilled workers. During 1994, $735,000 of fixed assets were placed in service in Botswana. During 1993, $1,019,000 of fixed assets were placed in service and $2,385,000 was added to the cost of the newly constructed building.

     During August, 1994, the Company completed its transaction with the Botswana Development Corporation ("BDC") whereby the BDC invested 21.8 million pula (approximately $8.0 million) for an equity position in Lazare Kaplan Botswana (Pty) Ltd. The investment is in the form of common shares and cumulative, redeemable, non-voting, participating preference shares. Following this transaction, the Company owns 60% of Lazare Kaplan
Botswana (Pty) Ltd., the BDC owns 34.9% and the Government of Botswana owns 5.1%.

     In May, 1991, the Company, through a private placement, issued $30,000,000 of 9.97% Senior Notes, due May 15, 2001. A portion of the net proceeds of the Senior Notes were used to repay the Company's short-term bank indebtedness outstanding and the balance was invested in a money market fund. These Senior Notes were amended on December 1, 1992 to revise the consolidated fixed charge ratio and increase the interest rate to 10.47% through August 31, 1994.

     The Company has short-term lines of credit with three banks. The agreements provide that the Company may borrow up to $20.0 million, in the aggregate. Two of the facilities carry an interest rate at each respective bank's prime rate and the third facility carries an interest rate of one-eighth of a percent above the bank's prime rate. The term of one of the agreements is until September 30, 1994, the second expires October 31, 1994, and the third expires on November 30, 1994. As of May 31, 1994 there was a $9,900,000 balance outstanding on these facilities. The Company believes that each credit facility will be extended on its respective renewal date.

     The Company has a $3.0 million credit facility, payable on demand, at a rate of one-half of one percent above the six-month London Interbank Offered Rate for Eurodollars. At May 31, 1994, the full amount of this facility had been drawn upon.

     Management believes the Company has the ability to meet its current and anticipated financing needs.

     Stockholders' equity was $38,751,000 at May 31, 1994, $35,671,000 at May 31, 1993 and $36,573,000 at May 31, 1992. The increase in 1994 is attributable to the net income earned during the period. The decrease in 1993 is attributable to the net loss during the period. Stockholders received no dividends in 1994, 1993 or 1992.

            LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended May 31
- - -------------------------------------------------------------------------------
(In thousands, except per share data)        1994          1993          1992
- - -------------------------------------------------------------------------------
Net Sales (Note 1)                       $  204,047    $  158,075    $  151,875
Cost of Sales (Note 1)                      187,664       146,819       140,348
- - -------------------------------------------------------------------------------
                                            16,383        11,256        11,527
- - -------------------------------------------------------------------------------
Selling, general and administrative
  expenses                                    9,833         8,977        10,558
Sierra Leone expenses                           -             -             422
Interest expense--net of interest income
  of $256, 1994, $190, 1993 and $357, 1992    3,747         3,007         2,834
- - -------------------------------------------------------------------------------
                                             13,580        11,984        13,814
- - -------------------------------------------------------------------------------
Income/(loss) before income tax provision
  and minority interest                       2,803         (728)       (2,287)
Income tax provision (Notes 1 and 3)            118           175           664
- - -------------------------------------------------------------------------------
  Income/(loss) before minority interest      2,685         (903)       (2,951)
Minority interest in loss of consolidated
  subsidiary                                    339           -            -
- - -------------------------------------------------------------------------------
  NET INCOME/(LOSS)                      $    3,024     $   (903)    $  (2,951)
- - -------------------------------------------------------------------------------
INCOME/(LOSS) PER SHARE (NOTE 1)              $0.49       $(0.15)       $(0.48)
- - -------------------------------------------------------------------------------
Weighted average number of shares
  outstanding                             6,226,708     6,121,680     6,121,680
- - -------------------------------------------------------------------------------
See notes to consolidated financial statements.


            LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Additional                   Total
                           Common         Paid-in       Retained    Stockholders'
(In thousands)             Stock          Capital       Earnings       Equity
- - --------------------------------------------------------------------------------
Balance, May 31, 1991      $6,122         $25,837        $ 7,566       $39,525
Net Loss                      -              -           (2,951)       (2,951)
- - --------------------------------------------------------------------------------
Balance, May 31, 1992       6,122          25,837          4,615        36,574
Net Loss                      -              -             (903)         (903)
- - --------------------------------------------------------------------------------
Balance, May 31, 1993       6,122          25,837          3,712        35,671
Net Income                    -              -             3,024         3,024
Exercise of Stock Options,
  9,426 shares issued           9              47           -               56
- - --------------------------------------------------------------------------------
Balance, May 31, 1994      $6,131         $25,884        $ 6,736       $38,751
- - --------------------------------------------------------------------------------
See notes to consolidated financial statements.


            LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                                                              May 31,
- - --------------------------------------------------------------------------------
(In thousands)                                        1994               1993
- - --------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
  Cash                                               $   914            $   553
  Notes and accounts receivable, less allowance
    for doubtful accounts and sales returns and
    allowances ($165, 1994 and $672, 1993)            23,200             20,159
  Inventories (Note 1):
    Rough stones                                      14,467             11,943
    Polished stones                                   39,019             36,550
                                                      -------------------------
      Total inventories                               53,486             48,493
  Prepaid expenses and other current assets            3,255              4,058
- - --------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                            80,855             73,263
PROPERTY, PLANT AND EQUIPMENT, net (Notes 1 and 2)     6,253              6,314
OTHER ASSETS                                           6,070              6,875
- - --------------------------------------------------------------------------------
                                                     $93,178            $86,452
- - --------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
  Notes payable--banks (Note 5)                      $ 9,900            $ 9,005
  Notes payable--other (Note 5)                        3,000              3,000
  Current portion of long-term debt (Note 6)           4,285                -
  Accounts payable and other current liabilities
    (Notes 1 and 4)                                   11,337              8,247
- - --------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       28,522             20,252
SENIOR NOTES (Note 6)                                 25,715             30,000
- - --------------------------------------------------------------------------------
      TOTAL LIABILITIES                               54,237             50,252
- - --------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST (Note 1)                               190                529
STOCKHOLDERS' EQUITY (Note 7)
  Common Stock, par value $1 per share:
    Authorized, 10,000,000 shares
    Outstanding, 6,131,106 shares, 1994
      and 6,121,680 shares, 1993                       6,131              6,122
  Additional paid-in capital                          25,884             25,837
  Retained earnings                                    6,736              3,712
- - --------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      38,751             35,671
- - --------------------------------------------------------------------------------
                                                     $93,178            $86,452
- - --------------------------------------------------------------------------------
See notes to consolidated financial statements.


            LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended May 31,
- - --------------------------------------------------------------------------------
(In thousands)                               1994          1993          1992
- - --------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                          $  3,024      $  (903)     $ (2,951)
Adjustments to reconcile net income/
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization             1,899           893           742
    Provision for uncollectible accounts        170            86           199
    Minority interest in loss of
      consolidated subsidiary                 (339)           -             -
    Gain on sale of fixed assets                -             -           (109)
(Increase)/decrease in assets and
  increase/(decrease) in liabilities:
    Notes and accounts receivable           (3,211)       (5,138)       (3,385)
    Inventories                             (4,993)           111         5,813
    Prepaid expenses and other
      current assets                            803       (1,061)       (1,092)
    Other assets                                -         (4,510)       (1,335)
    Accounts payable and other
      current liabilities                     3,029         (405)         1,234
                                          -------------------------------------
Net cash provided by (used in)
  operating activities                          382      (10,927)         (884)
- - --------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets              -             -             167
Capital expenditures                          (972)       (3,300)       (2,000)
                                          -------------------------------------
Net cash used in investing activities         (972)       (3,300)       (1,833)
- - --------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Increase in short-term borrowings               895         9,005            -
Proceeds from exercise of stock options          56           -              -
                                          -------------------------------------
Net cash provided by financing activities       951         9,005            -
- - --------------------------------------------------------------------------------
Net increase/(decrease) in cash                 361       (5,222)       (2,717)
Cash at beginning of year                       553         5,775         8,492
                                          -------------------------------------
Cash at end of year                        $    914      $    553      $  5,775
- - --------------------------------------------------------------------------------
Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the year for:
Interest expense                           $  4,003      $  3,197      $  3,191
Income taxes                                    239           209           782
- - --------------------------------------------------------------------------------
Supplemental Schedule of
  Non-Cash Financing Activities:
Capitalized Leases                         $     61     $     249            -
Land                                            -              64            -
License fee                                     -             465            -
- - --------------------------------------------------------------------------------
See notes to consolidated financial statements.


         LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Years ended May 31, 1994, 1993 and 1992

1. Accounting Policies

a. The Company and its principles of consolidation

     The Company and its subsidiaries are engaged in the cutting, polishing and selling of diamonds and the trading of uncut rough diamonds. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Lazare Kaplan Botswana
(Pty) Ltd. which was owned 85% by the Company at May 31, 1994, 1993 and 1992. Minority interest represents the minority stockholders' proportionate share of the equity of Lazare Kaplan Botswana (Pty) Ltd. All material intercompany balances and transactions have been eliminated.

b. Sales, sales returns and allowances

     The Company records sales when title to stones passes to the customer. A provision for returns and allowances is provided concurrent with the recording of sales. The provision is based upon historical trends and management's estimate of industry conditions.

     The Company's net sales to customers in each of the following regions for the years ended May 31, 1994, 1993 and 1992 are set forth below:

                              1994    1993    1992
- - ----------------------------------------------------
United States                  16%     16%     18%
Pacific Rim                     6%     10%     13%
Europe, Israel & other         78%     74%     69%
- - ----------------------------------------------------
                              100%    100%    100%
- - ----------------------------------------------------

     No single customer of the Company accounted for 10% or more of the Company's net sales for the fiscal years ending May 31, 1994, 1993 and 1992.

c. Inventories

     Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

d. Property, plant and equipment

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided by the straight-line method over the shorter of asset lives or lease terms.

e. Deferred costs

     The Company deferred the recognition of certain costs for professional fees, travel and total staffing incurred during the construction and training period of the Company's cutting and polishing facility in Botswana. Such costs included only direct and incremental costs incurred during the start-up period. These costs are being amortized over a five year period which began on June 1, 1993.

f. Foreign currency

     All foreign sales of the Company are denominated in U.S. dollars and all purchases of rough diamonds worldwide are denominated in U.S. dollars. Therefore, the Company does not experience any foreign currency exposure on its international business. In addition, the functional currency for Lazare Kaplan Botswana (Pty) Ltd. is the U.S. dollar and therefore, it is not affected by any foreign currency translation adjustments.

g. Income taxes

     For the years ended May 31, 1993 and 1992, the Company and its subsidiary operating in the United States including Puerto Rico filed a consolidated income tax return. On November 1, 1993, the Puerto Rican subsidiary was merged into the Company. The Company's foreign subsidiaries are not subject to Federal income taxes and their provisions for income taxes have been computed based on the effective tax rates, if any, in the foreign countries.

     There were no taxable dividends paid to the Company from foreign subsidiaries during 1994.

h. Income/(loss) per share

     Income/(loss) per share is computed based on the weighted average number of shares outstanding, including, as appropriate, the exercise of stock options, during each period.

i. Accounting Standards

     In late 1992, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," requiring that a liability be recorded for postemployment benefits which meet certain conditions. Typical postemployment benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care and life insurance coverage. The adoption of this Statement, which is not required until fiscal 1995, is not expected to have a material effect on the Company's consolidated financial statements.

         LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Continued)

2. Property, Plant and Equipment

     Property, plant and equipment consists of (in thousands):

                                     May 31,
- - --------------------------------------------------
                                 1994        1993
- - --------------------------------------------------
Land and buildings             $ 4,126     $ 4,145
Leasehold improvements           1,114       1,114
Machinery, tools and equipment   4,612       3,767
Furniture and fixtures             898         838
Computer installation            2,118       1,988
- - --------------------------------------------------
                                12,868      11,852
Less accumulated depreciation
 and amortization                6,615       5,538
- - --------------------------------------------------
                               $ 6,253     $ 6,314
- - --------------------------------------------------
Depreciation and amortization rates:
- - --------------------------------------------------
Buildings                                2 to 3.7%
Leasehold improvements                  3.7 to 20%
Machinery, tools and equipment           10 to 25%
Furniture and fixtures                   10 to 20%
Computer installation                    10 to 33%
- - --------------------------------------------------

3. Income Taxes

     Effective June 1, 1993, the Company has provided for deferred income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", whereby deferred income taxes are determined based upon the enacted income tax rates for the years in which these taxes are estimated to be payable or recoverable. The Company had previously accounted for income taxes under Accounting Principles Board Opinion No. 11. The adoption of SFAS No. 109 did not have a material impact on the Company's consolidated financial statements. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The items comprising the Company's net deferred tax liabilities as of May 31, 1994 are as follows (in thousands):

Deferred tax liabilities:
 Depreciation                               $1,500
Deferred tax assets:
 Operating loss and other carryforwards     13,200
 Other                                         300
- - --------------------------------------------------
                                            12,000
Less: Valuation allowance                  (12,000)
- - --------------------------------------------------
Net deferred-tax liabilities                    $0
- - --------------------------------------------------

     The income tax provision is comprised of the following (in thousands):

                           Year ended May 31,
- - --------------------------------------------------
                         1994      1993       1992
- - --------------------------------------------------
Current:
Federal                  $ 68      $ -        $449
State and local           185       130         86
Foreign                    70        45        129
- - --------------------------------------------------
                          323       175        664
- - --------------------------------------------------
Deferred:
Federal                   (68)       -          -
State and local          (137)       -          -
- - --------------------------------------------------
                         (205)       -          -
- - --------------------------------------------------
                        $ 118      $175       $664
- - --------------------------------------------------

     The tax provision is different from amounts computed by applying the Federal income tax rate to the income before taxes as follows (in thousands):

- - --------------------------------------------------
                          1994     1993       1992
- - --------------------------------------------------
Tax provision (benefit)
 at statutory rate     $   953    $(247)     $(778)
(Decrease)/increase in
 taxes resulting from:
  Net (income)/loss
   from foreign
   subsidiaries not sub-
   ject to Federal tax     694      (60)       127
  IRS prior years
   assessment               -         -        503
  Foreign taxes paid        70       45        129
  State and local taxes,
   net of Federal benefit   48      130         86
  Refund of prior
   years tax                -         -        (54)
  Net operating loss
   carryforward arising
   in current year not
   resulting in current
   benefit                  -       307        651
  Utilization of
   net operating loss
   carryforwards        (1,647)       -         -
- - --------------------------------------------------
Actual tax provision    $  118    $ 175      $ 664
- - --------------------------------------------------

     The Company has available Federal net operating losses to offset future taxable income which expire as follows (in thousands):

                                             Net
                                          operating
Year                                        losses
- - --------------------------------------------------
1998                                     $  12,100
1999                                         4,200
2000                                         4,300
2001                                         3,500
2002                                           500
2007                                         1,000
2008                                         1,500
- - --------------------------------------------------
                                         $  27,100
- - --------------------------------------------------

     In addition, the Company has New York State and New York City net operating loss carryforwards of approximately $29,700,000 each, expiring from 1997 to 2008. The Company has Puerto Rico net operating loss carryforwards of approximately $4,900,000 expiring from 1996 through 2001 and Botswana net operating loss carryforwards of approximately $4,400,000 expiring from 1998 through 1999.

     During 1992, the Internal Revenue Service ("IRS") completed its examination of the Company's Puerto Rico Federal tax return for the taxable years ended May 31, 1987 and May 31, 1988. The IRS made an adjustment relating to the imputation of interest on intercompany account balances resulting in an assessment of $503,000, which was paid by the Company.

4. Accounts Payable and Other
   Current Liabilities

     Accounts payable and other current liabilities consist of (in thousands):

                                    1994     1993
- - --------------------------------------------------
Accounts payable                   $ 4,422  $4,861
Accrued expenses and
 income taxes                        6,915   3,386
- - --------------------------------------------------
                                   $11,337  $8,247
- - --------------------------------------------------

5. Lines of Credit

     The Company has unsecured lines of credit with three banks. The agreements provide that the Company may borrow up to $20.0 million, in the aggregate. Two of the facilities carry an interest rate at the bank's prime rate and the third facility carries an interest rate of one-eighth of a percent above the bank's prime rate (which was 7.25% on May 31). The term of the first agreement is until September 30, 1994, the second expires on October 31, 1994 and the third expires on November 30, 1994. At May 31, 1994, $9,900,000 was outstanding.

     The Company has a $3.0 million credit facility, payable on demand, at a rate of one-half of one percent above the six-month London Interbank Offered Rate (which was 5.38% on June 12). At May 31, 1994, the full amount of this facility had been drawn upon.

6. Senior Notes

     In May, 1991 the Company, through a private placement, issued
$30,000,000 of unsecured 9.97% Senior Notes, due May 15, 2001. Interest is payable semi-annually every May 15 and November 15. Repayments of $4,285,000 annually on May 15 will commence in 1995 and end in 2000 with the remaining principal of $4,290,000 payable on May 15, 2001. A portion of the net proceeds of the Senior Notes was used to repay the Company's short-term bank indebtedness outstanding after the closing. The remaining proceeds were invested in short-term interest bearing funds and were used for working capital and expansion.

     Provisions of the Senior Notes require, among other things, (a) maintenance of defined levels of consolidated tangible net worth and current working capital, (b) limitation of borrowing levels and (c) limitations on restricted payments, including the amount of dividends. Under the provision of the Senior Notes, the Company is not permitted to declare or pay any dividends either in cash or property through August 31, 1994. Commencing September 1, 1994, this restriction will be modified to allow the declaration of dividends subject to certain limitations set forth in the Senior Note Agreement.

      LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Continued)

     On February 28, 1992, certain provisions of the Senior Notes were amended to modify the limitations relating to the incurrence of indebtedness, the making of restricted payments and to revise the consolidated fixed charge ratio. On March 25, 1992, the Senior Notes were again amended to modify the level of consolidated tangible net worth required to be maintained by the Company.

     On December 1, 1992, the Senior Notes were amended to revise the consolidated fixed charge ratio and increase the interest rate to 10.47% through August 31, 1994.

7. Stock Option Incentive Plan

     A Stock Option Incentive Plan was approved by the Board of Directors on March 11, 1988 (the "1988 Plan"). The Plan has reserved 650,000 shares of the common stock of the Company for issuance to key employees of the Company and its subsidiaries.

     The purchase price of each share of common stock subject to an incentive option under the 1988 Plan is not to be less than 100 percent of the fair market value of the stock on the day the option is granted (110 percent for 10 percent beneficial owners). The Compensation Committee determines the period or periods of time during which an option may be exercised by the participant and the number of shares as to which the option is exercisable during such period or periods, provided that the option period shall not extend beyond ten years (five years in the case of 10 percent beneficial owners) from the date the option is granted.

     A summary of the Plan's activity for the three years ended May 31, 1994 is as follows:

                                 Number
                                of shares      Option price
- - -------------------------------------------------------------
Outstanding-June 1, 1991         239,558       $5.000-$11.275
Options issued                   142,500       $6.000-$ 7.625
Options cancelled                 (2,750)      $8.000-$10.875
- - -------------------------------------------------------------
Outstanding-May 31, 1992         379,308       $5.000-$11.275
Options surrendered             (212,117)      $5.500-$11.275
Options reissued                 212,117       $5.125-$ 5.638
Options cancelled                 (3,725)      $5.000-$10.875
Options issued                   144,950       $6.000-$ 6.600
- - -------------------------------------------------------------
Outstanding-May 31, 1993         520,533       $5.000-$ 7.625
Options issued                   101,750       $6.000-$ 8.387
Options exercised                (11,434)      $5.000-$ 8.000
Options cancelled                (10,601)      $5.125-$ 7.625
- - -------------------------------------------------------------
Outstanding-May 31, 1994         600,248       $5.000-$ 8.387
 (exercisable 293,605)
- - -------------------------------------------------------------

8. Commitments and Contingencies

     Future minimum payments under noncancelable operating leases with initial terms of more than one year consist of the following at May 31, 1994 (in thousands):

                                          Operating
Year                                        leases
- - --------------------------------------------------
1995                                        $  507
1996                                           436
1997                                           340
1998                                           321
1999                                           321
Thereafter                                   1,377
- - --------------------------------------------------
                                            $3,302
- - --------------------------------------------------

     Rental expenses, including additional charges paid for increases in real estate taxes, etc., for the years ended May 31, 1994, 1993 and 1992, were approximately $565,000, $438,000 and $476,000, respectively.

9. Profit Sharing Plan

     During 1990, the Company adopted a profit sharing and retirement plan subject to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who complete at least one year of service, or were full-time employees at January 1, 1990. Participants may contribute up to a defined percentage of their annual compensation through salary deductions. The Company intends to match contributions in an amount equal to $0.50 for every pretax dollar contributed up to the first 6% on the first $20,000 of compensation providing the Company's pretax earnings for that fiscal year exceeds $3,500,000. The Company contributed approximately $54,000 in February, 1992 for calendar 1991. The Company did not make matching contributions for calendar 1993 or 1992.

10. Geographic Segment Information

     Revenue, operating profit and income/(loss) before income tax provision and minority interest for the three years ended May 31, 1994 and identifiable assets at the end of each of those years, classified by geographic area which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                        United                         Elimi-   Consoli-
                                        States    Europe     Africa   nations     dated
- - -------------------------------------------------------------------------------------------
Year ended May 31, 1994
- - -----------------------
Net sales to unaffiliated customers     $130,070   $73,921   $    56   $   -       $204,047
Transfers between geographic areas        22,092    13,984     8,737    (44,813)       -
                                        ---------------------------------------------------
  Total revenue                         $152,162   $87,905   $ 8,793   $(44,813)   $204,047
                                        ---------------------------------------------------
Operating profit                        $ 15,663   $   772   $    85   $   (137)   $ 16,383
                                        ---------------------------------------------------
Income/(loss) before income tax
 provision and minority interest        $  4,990   $   420   $(2,461)  $   (146)   $  2,803
                                        ---------------------------------------------------
Identifiable assets at May 31, 1994     $ 92,628   $ 8,386   $20,374   $(28,210)   $ 93,178
- - -------------------------------------------------------------------------------------------
Year ended May 31, 1993
- - -----------------------
Net sales to unaffiliated customers     $106,550   $51,474   $    51   $   -       $158,075
Transfers between geographic areas         3,353     2,401     4,575    (10,329)       -
                                        ---------------------------------------------------
  Total revenue                         $109,903   $53,875   $ 4,626   $(10,329)   $158,075
                                        ---------------------------------------------------
Operating profit                        $ 10,491   $   711   $   129   $    (75)   $ 11,256
                                        ---------------------------------------------------
(Loss)/income before income tax
 provision                              $   (828)  $   209   $   (34)  $    (75)   $   (728)
                                        ---------------------------------------------------
Identifiable assets at May 31, 1993     $ 84,839   $ 3,645   $14,795   $(16,827)   $ 86,452
- - -------------------------------------------------------------------------------------------
Year ended May 31, 1992
- - -----------------------
Net sales to unaffiliated customers     $119,122   $32,753      -      $   -       $151,875
Transfers between geographic areas           218         8      -          (226)       -
                                        ---------------------------------------------------
  Total revenue                         $119,340   $32,761      -      $   (226)   $151,875
                                        ---------------------------------------------------
Operating profit                        $ 11,237   $   290      -      $   -       $ 11,527
                                        ---------------------------------------------------
(Loss) before income tax provision      $ (1,958)  $  (329)     -      $   -       $ (2,287)
                                        ---------------------------------------------------
Identifiable assets at May 31, 1992     $ 83,165   $ 4,366      -      $ (9,554)   $ 77,977
- - -------------------------------------------------------------------------------------------



     The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.


11. Subsequent Event

      On August 31, 1994, the Company completed its transaction with the Botswana Development Corporation ("BDC") whereby the BDC invested 21.8 million pula (approximately $8.0 million) for an equity position in Lazare Kaplan Botswana (Pty) Ltd. The investment is in the form of common shares and cumulative, redeemable, non-voting, participating preference shares. Following this transaction, the Company owns 60% of Lazare Kaplan Botswana
(Pty) Ltd., the BDC owns 34.9% and the Government of Botswana owns 5.1%.

               INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Lazare Kaplan International Inc.
New York, New York


     We have audited the accompanying consolidated balance sheets of Lazare Kaplan International Inc. and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazare Kaplan International Inc. and subsidiaries as of May 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

New York, New York
July 13, 1994
(August 31, 1994 as to Note 11)

            LAZARE KAPLAN INTERNATIONAL INC. AND SUBSIDIARIES

                          CORPORATE INFORMATION

Corporate Headquarters

529 Fifth Avenue
New York, New York 10017
Telephone (212) 972-9700

Subsidiaries

Lazare Kaplan (Sierra Leone) Limited
Lazare Kaplan Japan Inc.
Lazare Kaplan Belgium, N.V.
Lazare Kaplan Europe Inc.
Lazare Kaplan Africa Inc.
Lazare Kaplan Botswana (Pty) Limited
Lazare Kaplan Ghana Ltd.
Lazare Kaplan (Bermuda) Ltd.
Kaplan Offshore Trading Company
Supreme Gems N.V.
Lazare Kaplan Belgium Jewelry N.V.

Directors and Officers

Maurice Tempelsman
Director;
Chairman of the Board

Leon Tempelsman
Director;
Vice Chairman of the  Board
and President

George R. Kaplan
Director;
Vice Chairman of the Board

Michael W. Butterwick
Director;
Business Consultant

Lucien Burstein
Director;
Secretary
Partner
Warshaw Burstein Cohen
Schlesinger & Kuh
(attorneys)

Myer Feldman
Director;
Partner
Ginsburg, Feldman and Bress,
Chartered (attorneys)

Sheldon L. Ginsberg
Director;
Chief Financial Officer and
Vice President

Robert Speisman
Director;
Vice President-Sales

Registrar and Transfer Agent

Mellon Bank N.A.
P.O. Box 444
Pittsburgh, PA 15230

Counsel

Warshaw Burstein Cohen
Schlesinger & Kuh
555 Fifth Avenue
New York, New York 10017

Accountants

Deloitte & Touche LLP
1633 Broadway
New York, New York 10019

                                                               EXHIBIT 21



                     LIST OF SUBSIDIARIES OF
                 LAZARE KAPLAN INTERNATIONAL INC.




NAME                                              ORGANIZED UNDER LAWS OF
- - ----                                              -----------------------


Lazare Kaplan (Sierra Leone) Limited              Sierra Leone

Lazare Kaplan Japan Inc.                          Delaware

Lazare Kaplan Europe Inc.                         Delaware

Lazare Kaplan Belgium, N.V.                       Belgium

Lazare Kaplan Africa Inc.                         Delaware

Lazare Kaplan Botswana (Pty) Limited              Botswana

Lazare Kaplan Ghana Ltd.                          Bermuda

Lazare Kaplan (Bermuda) Ltd.                      Bermuda

Kaplan Offshore Trading Company                   Bermuda

Supreme Gems N.V.                                 Belgium

Lazare Kaplan Belgium Jewelry N.V.                Belgium