Form 10-Q
period 1994-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1994-10-13
CIK 202375

			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549


				   ___________


				    FORM 10-Q


(Mark One)


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
	ENDED AUGUST 31, 1994


				  OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
	FROM ________________ TO _______________



			Commission File No. 1-7848




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



				 (212) 972-9700
	       (Registrant's telephone number, including area code)


				   ___________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



				Yes    X        No
				    -------        -------


	As of September 30, 1994, 6,131,890 shares of the registrant's common stock were outstanding.



PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


Consolidated Statements of Operations
(in thousands except share and per share data)

							Three Months Ended
							     August 31,
							    (Unaudited)
							-------------------
							1994           1993
							----           ----


Net Sales                                              $38,586        $52,046

Cost of Sales                                           34,745         48,367
						       -------        -------
							 3,841          3,679
						       -------        -------
Selling, General & Administrative Expenses               2,298          2,440
Interest Expense - net                                     963            975
						       -------        -------
							 3,261          3,415
						       -------        -------
Income before taxes and minority interest                  580            264

Income tax provision (Note 2)                              105             32
						       -------        -------

Income before minority interest                            475            232
Minority interest in loss of
   consolidated subsidiary                                 (50)           (49)
						       -------        -------

Net Income                                             $   525        $   281
						       =======        =======


Net Income per share

Income per share                                       $  0.08        $  0.05
						       =======        =======

Average number of shares
   outstanding during the period                     6,324,185      6,182,710
						     =========      =========


See Notes to Consolidated Financial Statements.




Consolidated Balance Sheets

					   August 31, 1994     May 31, 1994
					      (unaudited)
					    --------------------------------
						     (in thousands)


ASSETS

CURRENT ASSETS

Cash                                      $  8,470               $    914
Notes & accounts receivable - net           28,555                 23,200
Inventories - rough diamonds                14,748                 14,467
	    - polished diamonds             42,847                 39,019
Other current assets                         3,687                  3,255
					  --------               --------
	TOTAL CURRENT ASSETS                98,307                 80,855

PROPERTY, PLANT & EQUIPMENT - Net            6,271                  6,253
NON-CURRENT ASSETS                           5,868                  6,070
					  --------               --------
					  $110,446               $ 93,178
					  ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - banks                     $ 13,660               $  9,900
Notes payable - other                        3,000                  3,000
Current portion of long term debt            4,285                  4,285
Accounts payable & other
   current liabilities                      16,487                 11,337
					  --------               --------
	TOTAL CURRENT LIABILITIES           37,432                 28,522

SENIOR NOTES                                25,715                 25,715
					  --------               --------

	TOTAL LIABILITIES                   63,147                 54,237
					  --------               --------
MINORITY INTEREST                            8,023                    190
					  --------               --------

STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares;
   issued and outstanding, 6,131,606
   shares and 6,131,106 shares,
   respectively                              6,132                  6,131
Additional paid-in capital                  25,886                 25,884
Retained earnings                            7,258                  6,736
					  --------               --------
	TOTAL STOCKHOLDERS' EQUITY          39,276                 38,751
					  --------               --------
					  $110,446               $ 93,178
					  ========               ========

See Notes to Consolidated Financial Statements.



Consolidated Summary of Cash Flows

						  Three Months Ended
						      August 31,
						     (unaudited)
						----------------------
						1994              1993
						----              ----
						    (in thousands)


Cash Flows From Operating Activities:

Net income                                      $  525          $  281

Adjustments to reconcile net income
  to net cash used in operating activities:
  Depreciation and amortization                    450             343
  Provision for uncollectible accounts              12             (10)
  Minority interest in loss of
  consolidated subsidiary                          (50)            (49)
 (Increase)/decrease in assets and increase/
   (decrease) in liabilities:
     Notes and accounts receivable              (5,367)         (3,178)
     Inventories                                (4,109)         (6,322)
     Other current assets                         (432)            428
     Non-current assets                             -               (6)
    Accounts payable and other current
	liabilities                              5,150           2,627
						------          ------

Net cash used in operating activities           (3,821)         (5,886)
						------          ------
Cash Flows From Investing Activities:

Capital expenditures                              (269)           (185)
						------          ------
Net cash used in investing activities             (269)           (185)
						------          ------

Cash Flows From Financing Activities:

Increase in minority interest                    7,883               -
Increase in short-term borrowings                3,760           6,850
Proceeds from exercise of stock options              3               -
						------           -----

Net cash provided by financing activities       11,646           6,850
						------           -----

Net increase (decrease) in cash                  7,556             779

Cash at beginning of year                          914             553
						------          ------
Cash at end of period                           $8,470          $1,332
						======          ======
Supplemental Schedule of Non-Cash
  Investing Activities:
  Capitalized Lease                             $    -          $   28
						======          ======


See Notes to Consolidated Financial Statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.      Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 1994 and 1993 and the financial position as of August 31, 1994.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.


2.      Taxes

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset is comprised primarily of operating loss carryforwards which have a tax effect of approximately $12,600,000 less a valuation allowance of approximately $12,600,000 resulting in no net deferred tax asset.

For the three months ended August 31, 1994, the Company has utilized $600,000 of net operating loss carryforwards to offfset
Federal, state and local income taxes. The provision for income taxes of $105,000 relates to current foreign tax expense.

At August 31, 1994, the Company has available U.S. net operating losses of $25.8 million which expire as follows:


				Year               Amount
				----               ------

				1998            $10,800,000
				1999              4,200,000
				2000              4,300,000
				2001              3,500,000
				2002                500,000
				2007              1,000,000
				2008              1,500,000
						-----------
						$25,800,000
						===========


3.      Minority Interest

On August 31, 1994, the Company completed its transaction with the Botswana Development Corporation ("BDC") whereby the BDC invested approximately $8.0 million for an equity position in Lazare Kaplan Botswana (Pty.) Ltd. Following this transaction, the Company owns 60% of Lazare Kaplan Botswana (Pty.) Ltd., the BDC owns 34.9% and the Government of Botswana owns 5.1%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
- - -----------------------------------------------------------


Results of Operations

Net Sales

Net sales during the three month period ended August 31, 1994 of $38.6 million were $13.4 million or 26% below the $52.0 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds increased 67% to $15.9 million from $9.6 million during the comparable three month period. During the first quarter, the Company experienced increased polished sales due to an increase in consumer spending as a result of improved economic conditions in all geographic regions, including Japan, important to the distribution of Lazare Diamonds.

Rough sales decreased to $22.6 million for the three months ended August 31, 1994 from $42.5 million a year ago. This was a result of industry-wide market conditions and reduced supplies of rough diamonds from one of the Company's primary suppliers. While the rough trading operation fell short of initial expectations, the cutting factories in Puerto Rico and Botswana continued to operate at their full capacity. The temporary rough shortfall is not expected to impact the sales of polished diamonds.


Gross Profit

During the quarter, gross margin on net polished sales was 20.1%, modestly higher than the 18.8% gross margin in the fourth quarter but lower than the 28.7% during the first quarter last year. The decrease from last year resulted from lower margined polished goods sold during the period and continued pressure on margins. During the quarter, overall (both polished and rough diamond) gross margin on net sales was 10.0% compared to 7.1% for the same period last year. The overall gross margin increase was due to a greater percentage of higher margined polished sales to overall sales as compared with last year.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter ended August 31, 1994 were $2.3 million, 6% less than the $2.4 million level for this quarter last year.


Interest Expense

Net interest expense for the three month period ended August 31, 1994 was $963,000 compared to $975,000 last year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS (continued)
- - -----------------------------------------------------------


Income Per Share

Income per share is computed based on the weighted average number of shares outstanding including, as appropriate, the assumed exercise of all outstanding stock options, during each period.


Liquidity and Capital Resources

The Company's working capital at August 31, 1994 was $60.9 million, which was $8.5 million greater than its working capital at May 31, 1994. The increase was due primarily to the cash investment made by the Botswana Development Corporation in Lazare Kaplan Botswana (Pty) Ltd., which occurred on August 31, 1994.

Stockholders' equity was $39.3 million at August 31, 1994 as compared to $38.8 million at May 31, 1994. No dividends were paid to stockholders during the quarter ended August 31, 1994.


Other

The Company has received a letter from the Federal Trade Commission's Bureau of Competition requesting that the Company voluntarily supply certain documents and information in connection with a non-public industry-wide investigation which, according to the letter, the Bureau is conducting to determine whether diamond suppliers may be engaging in or may have engaged in unfair methods of competition or unfair acts and practices by restricting the sale of gemstone quality diamonds in the U.S. market. The Bureau's letter also states that neither the letter nor the existence of the investigation should be construed as indicating that a violation has occurred or is occurring. The Company is cooperating in this industry-wide investigation and is in the process of supplying responsive documents and information.

			       SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				LAZARE KAPLAN INTERNATIONAL INC.





				By (s) Sheldon L. Ginsberg
				   ______________________________

				   Sheldon L. Ginsberg
				   Vice President and
				    Chief Financial Officer







Dated: October 13, 1994