Form 10-Q/A
period 1994-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1994-12-09
CIK 202375

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-Q/A-1

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM__________ TO__________

                           Commission File No.1-7848


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(A)   Exhibits

(27)   Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A-1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LAZARE KAPLAN INTERNATIONAL INC.



                                     By (s)  Sheldon L. Ginsberg
                                        Sheldon L. Ginsberg
                                        Vice President and
                                         Chief Financial Officer


Dated: December 9, 1994