Form 10-Q
period 1994-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 1995-01-13
CIK 202375

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED NOVEMBER 30, 1994.

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM           TO

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



                     Yes    X       No



     As of December 30, 1994, 6,144,604 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


Consolidated Statements of Operations
(in thousands except share and per share data)

                                            Three Months Ended              Six Months Ended
                                                  November 30,                  November 30,
                                                   (Unaudited)                   (Unaudited)
                                           1994           1993           1994           1993

Net Sales                           $    49,946    $    53,189    $    88,532    $   105,235
Cost of Sales                            46,011         48,545         80,757         96,913
                                          3,935          4,644          7,775          8,322

Selling, General & Admin.                 2,374          2,840          4,672          5,280
Interest Expense - net                      840            968          1,803          1,942
                                          3,214          3,808          6,475          7,222

Income before taxes,
 and minority interest                      721            836          1,300          1,100

Income tax provision (Note 2)                31             69            136            101

  Income before minority interest           690            767          1,164            999

Minority interest in loss of
  consolidated subsidiary                   (70)           (56)          (120)          (105)

Net Income                          $       760    $       823    $     1,284    $     1,104

Net income per share:

Income per share                    $      0.12    $      0.13    $      0.20    $      0.18


Average number of shares
outstanding during the
  period                              6,328,499      6,154,830      6,324,691      6,169,109




  See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                               November 30, 1994    May 31, 1994
                                                     (Unaudited)
                                                             (in thousands)
ASSETS

CURRENT ASSETS
Cash                                                    $  1,537         $   914
Notes & accounts receivable - net                         27,708          23,200
Inventories - rough diamonds                              12,427          14,467
            - polished diamonds                           43,797          39,019
Other current assets                                       4,426           3,255

      TOTAL CURRENT ASSETS                                89,895          80,855
PROPERTY, PLANT & EQUIPMENT - Net                          6,229           6,253
NON-CURRENT ASSETS                                         5,902           6,070
                                                        $102,026         $93,178


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - banks                                   $  2,740         $ 9,900
Notes payable - other                                      3,000           3,000
Current portion of long term debt                          4,285           4,285
Accounts payable & other
   current liabilities                                    18,263          11,337

  TOTAL CURRENT LIABILITIES                               28,288          28,522

SENIOR NOTES                                              25,715          25,715

  TOTAL LIABILITIES                                       54,003          54,237

MINORITY INTEREST
                                                           7,953             190
STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares;
   issued and outstanding 6,137,938
   and 6,131,106 shares,
   respectively                                            6,138           6,131
Additional paid-in capital                                25,915          25,884
Retained Earnings                                          8,017           6,736

  TOTAL STOCKHOLDERS' EQUITY                              40,070          38,751
                                                        $102,026         $93,178


See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
                                                             Six Months Ended
                                                               November 30,
                                                                (Unaudited)
                                                           1994            1993
                                                             (in thousands)
Cash Flows From Operating Activities:
Net income                                               $ 1,284        $ 1,104

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                              685            974
  Provision for uncollectible accounts                        12              5
  Minority interest in loss of
    consolidated subsidiary                                 (120)          (105)
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
   Notes and accounts receivable                          (4,520)        (2,839)
   Inventories                                            (2,738)        (4,576)
   Other current assets                                   (1,171)           402
   Non-current assets                                       --                3
   Accounts payable and other current
     liabilities                                           6,926          3,197

Net cash provided by (used in)
  operating activities                                       358         (1,835)

Cash Flows From Investing Activities:
Capital expenditures                                        (496)          (602)
Net cash used in
 investing activities                                       (496)          (602)

Cash Flows from Financing Activities:
Increase in minority interest                              7,883           --
Increase (decrease) in short-term
  borrowings                                              (7,160)         3,140
Proceeds from exercise of stock options                       38           --

Net cash provided by financing activities                    761          3,140

Net increase in cash                                         623            703

Cash at beginning of year                                    914            553
Cash at end of period                                    $ 1,537        $ 1,256

Supplemental Schedule of Non-cash
 Investing activities:
 Capitalized Leases                                         --          $    61


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the six months ended November 30, 1994 and 1993 and the financial position as of November 30, 1994.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.  Taxes

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset is comprised primarily of operating loss carryforwards which have a tax effect of approximately $11,600,000 less a valuation allowance of approximately $11,600,000 resulting in no net deferred tax asset.

For the six months ended November 30, 1994, the Company has utilized $1,600,000 of net operating loss carryforwards to offset Federal, state and local income taxes. The provision for income taxes of $136,000 relates to current foreign tax expense.

At November 30, 1994, the Company has available U.S. net operating losses of $24.6 million which expire as follows:

Year                   Amount

1998                   $9,600,000
1999                    4,200,000
2000                    4,300,000
2001                    3,500,000
2002                      500,000
2007                    1,000,000
2008                    1,500,000
                     $ 24,600,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net Sales

Net sales during the six months ended November 30, 1994 of $88.5 million were $16.7 million, or 16%, below the $105.2 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds increased 60% to $36.8 million from $23.0 million during the comparable six month period.
For the three month period ended November 30, polished sales increased 55% from $13.5 million to $20.8 million. During both the six month and three month periods the Company's increased polished sales were due to an increase in consumer spending as a result of improved economic conditions in all geographic regions, including Japan, important to the distribution of Lazare Diamonds as well as the successful implementation of the Company's sales plans.

Rough sales decreased to $51.8 million for the six months ended November 30, 1994 from $82.2 million a year ago. Rough sales decreased 27% for the three months ended November 30. This was a result of industry-wide market conditions and reduced supplies of rough diamonds from one of the Company's primary suppliers. While the rough trading operation fell short of initial expectations, the cutting factories in Puerto Rico, Botswana and Russia continued to operate efficiently with adequate amounts of rough diamonds available for manufacturing. The Company believes this shortfall to be temporary and is not expected to impact the sales of polished diamonds.

Gross Profit

Gross margin on net polished sales for the six months and three months ended November 30, 1994 was 16.8% and 14.3%, respectively. This was a decrease from the margins during the same periods last year of 26.8% and 25.5%, respectively. The lower margins were a result of three primary factors: 1) sales of low margin goods produced in the Company's new cutting factory in Botswana, 2) an overall net lower margined product mix, and 3) certain pricing inducements used to
increase market penetration.   The overall (both polished and rough
diamond) gross margin on net sales for the six month and three month periods ended November 30, 1994 was 8.8% and 7.9%, respectively.
This compares to 7.9% and 8.7% in the six month and three month periods last year. The overall gross margin increase in the first six months was due to a greater percentage of higher margined polished sales to overall sales as compared with last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended November 30, 1994 were $4.7 million, 12% less than the $5.3 million level for this period last year. Expenses for the three months ended November 30, 1994 of $2.4 million were 16% lower than the $2.8 million in the prior year. During the prior fiscal year, the Company wrote off a non-recoverable insurance claim of $150,000 and experienced higher foreign travel, advertising, legal and accounting expenses.

Interest Expense

Interest expense for the six month period ended November 30, 1994 was $1,991,000 compared to $2,056,000 last year and $944,000 in the three months ended November 30 compared to $1,044,000 in the prior year.

Net Income Per Share

Income per share is computed based on the weighted average number of shares outstanding, including the assumed exercise of all outstanding stock options, during each period.

Liquidity and Capital Resources

The Company's working capital at November 30, 1994 was $61.6 million which was $9.3 million greater than its working capital at May 31, 1994. The increase was due primarily to the cash investment made by the Botswana Development Corporation in Lazare Kaplan Botswana
(Pty) Ltd., a consolidated subsidiary, of approximately $8.0 million, which occurred on August 31, 1994.

Stockholders' equity was $40.1 million at November 30, 1994 as compared to $38.8 million at May 31, 1994. No dividends were paid to stockholders during the six months ended November 30, 1994.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K

(A)         Exhibits

(27)        Financial Data Schedule

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        LAZARE KAPLAN INTERNATIONAL INC.



                        By(s) Sheldon L. Ginsberg

                        Sheldon L. Ginsberg
                        Vice President and
                          Chief Financial Officer




Dated: January 13, 1995