Form 10-Q
period 1995-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 1995-04-13
CIK 202375

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ----------------------------------------------


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED FEBRUARY 28, 1995.

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

         --------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                               Yes  X       No
                                  -----       -----


     As of March 31, 1995, 6,147,808 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
- - ------------------------------

ITEM 1.  Financial Statements
- - -----------------------------

Consolidated Statements of Operations
- - -------------------------------------
(in thousands except share and per share data)
- - ----------------------------------------------


                                    Three Months Ended            Nine Months Ended
                                       February 28,                  February 28,
                                       (unaudited)                   (unaudited)
                                       -----------                   -----------
                                   1995           1994           1995          1994
                                   ----           ----           ----          ----
Net Sales                      $    49,449    $    55,698    $   137,981    $   160,934
Cost of Sales                       47,915         50,992        128,671        147,905
                               -----------    -----------    -----------    -----------
                                     1,534          4,706          9,310         13,029
                               -----------    -----------    -----------    -----------
Selling, General &
  Administrative                     2,627          2,677          7,299          7,957
Interest Expense - net                 795            905          2,598          2,848
                               -----------    -----------    -----------    -----------
                                     3,422          3,582          9,897         10,805
                               -----------    -----------    -----------    -----------
Income before taxes,
  and minority interest             (1,888)         1,124           (587)         2,224

Income tax provision
    (Note 2)                            70             13            207            114
                               -----------    -----------    -----------    -----------

Income before
  minority interest                 (1,958)         1,111           (794)         2,110

Minority interest in loss
  of consolidated subsidiary          (280)           (63)          (400)          (168)
                               -----------    -----------    -----------    -----------

Net Income (Loss)              $    (1,678)   $     1,174    $      (394)   $     2,278
                               ===========    ===========    ===========    ===========

Net Income (Loss) per share:
- - ---------------------------

Income per share               $     (0.27)   $      0.19    $     (0.06)   $      0.37
                               ===========    ===========    ===========    ===========
Average number of shares
  outstanding during the
  period                         6,326,909      6,267,501      6,322,789      6,194,425
                               ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

                                         February 28, 1995    May 31, 1994
                                             (Unaudited)
                                         ---------------------------------
                                                    (in thousands)
ASSETS
- - ------

CURRENT ASSETS
- - --------------
Cash                                           $   639          $   914
Notes & accounts receivable - net               25,728           23,200
Inventories - rough diamonds                    14,208           14,467
            - polished diamonds                 41,124           39,019
Other current assets                             5,134            3,255
                                               -------          -------

          TOTAL CURRENT ASSETS                  86,833           80,855
PROPERTY, PLANT & EQUIPMENT - Net                6,910            6,253
NON CURRENT ASSETS                               5,700            6,070
                                               -------          -------
                                               $99,443          $93,178
                                               =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES
- - -------------------
Notes payable - banks                          $ 2,410          $ 9,900
Notes payable - other                            3,000            3,000
Current portion of long term debt                4,285            4,285
Accounts payable & other
  current liabilities                           17,908           11,337
                                               -------          -------

          TOTAL CURRENT LIABILITIES             27,603           28,522

SENIOR NOTES                                    25,715           25,715
                                               -------          -------
          TOTAL LIABILITIES                     53,318           54,237
                                               -------          -------
MINORITY INTEREST                                7,673              190
                                               -------          -------
STOCKHOLDERS' EQUITY
- - --------------------

Common stock, par value $1 per share,
  Authorized 10,000,000 shares;
  issued and outstanding, 6,147,808
  and 6,131,106 shares                           6,148            6,131
Additional paid in capital                      25,964           25,884
Retained earnings                                6,340            6,736

          TOTAL STOCKHOLDERS' EQUITY            38,452           38,751

                                               $99,443          $93,178
                                               =======          =======

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                         Nine Months Ended
                                                           February 28,
                                                            (unaudited)
                                                    --------------------------
                                                      1995              1994
                                                      ----              ----
                                                          (in thousands)

Cash Flows From Operating Activities:
- - ------------------------------------
Net income (loss)                                   $  (394)          $ 2,278
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                    1,166             1,334
     Provision for uncollectible accounts                16               210
     Minority interest in loss of
     consolidated subsidiary                           (400)             (168)
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
     Notes and accounts receivable                   (2,545)           (2,846)
     Inventories                                     (1,846)           (6,225)
     Other current assets                            (1,879)           (1,228)
     Non-current assets                                  --                 4
     Accounts payable and other current
     liabilities                                      6,571             6,358
                                                    -------           -------

Net cash provided by (used in)
  operating activities                                  689              (283)
                                                    -------           -------

Cash Flows From Investing Activities:
- - ------------------------------------
Capital expenditures                                 (1,454)             (774)
                                                    -------           -------

Net cash used in investing activities                (1,454)             (774)
                                                    -------           -------

Cash Flows From Financing Activities:
- - ------------------------------------
Increase in minority interest                         7,883                --
Increase (decrease) in short-term borrowings         (7,490)              830
Proceeds from exercise of stock options                  97                26
                                                    -------           -------

Net cash provided by financing activities               490               856
                                                    -------           -------

Net increase (decrease) in cash                        (275)             (201)
Cash at beginning of year                               914               553
                                                    -------           -------

Cash at end of period                               $   639           $   352
                                                    =======           =======

Supplemental Schedule of Non Cash
  Investing Activities:
Capitalized Leases                                       --           $    61
                                                    =======           =======

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------
(unaudited)


1.  Interim Financial Reporting
    ---------------------------

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the nine months ended February 28, 1995 and 1994 and the financial position as of February 28, 1995.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.  Taxes
    -----

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset is comprised primarily of operating loss carryforwards which have a tax effect of approximately $12,100,000 less a valuation allowance of approximately $12,100,000 resulting in no net deferred tax asset.

For the nine months ended February 28, 1995, the Company has utilized $1,100,000 of net operating loss carryforwards to offset Federal, state and local income taxes. The provision for income taxes of $207,000 relates to current foreign tax expense.

- - ----------------


At February 28, 1995 the Company has available U.S. net operating losses of $26.0 million which expire as follows:


                         Year             Amount
                         ----             ------

                         1998          $11,000,000

                         1999            4,200,000

                         2000            4,300,000

                         2001            3,500,000

                         2002              500,000

                         2007            1,000,000

                         2008            1,500,000

                                       $26,000,000
                                       ===========

3.  Senior Notes
    ------------

The Company is in default of a financial ratio covenant on its $30 million senior notes. The Company has notified its noteholders of this default and, based upon discussions with the noteholders, management believes it will obtain waivers from the noteholders of this default. If a waiver is not obtained, the noteholders will have the right to accelerate the Notes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------


Results of Operations
- - ---------------------

Net Sales
- - ---------

Net sales during the nine months ended February 28, 1995 of $138.0 million were $23.0 million, or 14%, below the $160.9 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds increased 44% to $54.1 million from $37.5 million during the comparable nine month period. For the three month period ended February 28, polished sales increased 19% to $17.3 million from $14.5 million. The Company experienced continued growth in Southeast Asia and the Japanese market during the three months ended February 28, 1995 as compared to the same period last year; however, weaknesses in the U.S. domestic market caused the overall slower growth in sales in the third quarter.

Rough sales decreased to $83.9 million for the nine months ended February 28, 1995 from $123.4 million a year ago. Rough sales decreased 22% for the three months ended February 28. This was a result of industry wide market conditions and reduced supplies of rough diamonds made available from the Company's primary supplier. While the rough trading operation continues to show revenue declines from the prior year's results, the Company's cutting factories in Puerto Rico, Botswana and Russia continued to operate efficiently with adequate amounts of rough diamonds available for manufacturing from either primary or secondary sources. The Company believes the reduced supply of rough diamonds is temporary and it is not expected to impact the sales of polished diamonds.

Gross Profit
- - ------------

Gross margin on net polished sales for the nine months and three months ended February 28, 1995 was 16.3% and 15.3%, respectively, excluding the effects of a non recurring charge of approximately $1.8 million to write down to market value the Company's small stone polished inventory produced at its newly constructed manufacturing facility in Botswana. While the Company is encouraged at the results of the Botswana operation including quality of production, number of units produced, improved manufacturing efficiencies, continued lowering of production costs and support from the Botswana Government, due to market conditions, the Company experienced increased pressure on the selling price of these goods during the current quarter which, in turn caused the carrying value of this material to exceed its selling price. The gross margin level on net polished sales for

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (continued)
- - --------------------------------------------------------------------------------


the nine months and three months ended February 28, 1995 was lower than the margins during the same periods last year of 25.6% and 23.6%, respectively. These decreases resulted from lower margined polished goods sold in the current year, the inability of the Company to adequately increase prices, and continued pressure on margins. The overall (both polished and rough diamond) gross margin on net sales for the nine month and three month periods ended February 28, 1995 was 8.1% and 6.7%, respectively, excluding the effect of the inventory charge discussed above. This compares to 8.1% and 8.5% in the nine month and three month periods last year.

Selling, General and Administrative Expenses
- - --------------------------------------------

Selling, general and administrative expenses for the nine months ended February 28, 1995 were $7.3 million, 8% less than the $8.0 million level for this period last year. Expenses for the three months ended February 28, 1995 of $2.6 million were essentially unchanged from the $2.7 million in the prior year.

Interest expense
- - ----------------

Interest expense for the nine month period ended February 28, 1995 was $2,837,000 compared to $3,016,000 last year and $846,000 in the three months ended February 28 compared to $960,000 in the prior year. These decreases are a result of lower average short-term borrowings outstanding during the current year.

Net Income Per Share
- - --------------------

Income (loss) per share is computed based on the weighted average number of shares outstanding, including the assumed exercise of all outstanding stock options, during each period.

Liquidity and Capital Resources
- - -------------------------------

The Company's working capital at February 28, 1995 was $59.2 million, which was $6.9 million greater than its working capital at May 31, 1994. The increase was due primarily to the investment of approximately $8.0 million made on August 31, 1994 by the Botswana Development Corporation in Lazare Kaplan Botswana (Pty) Ltd,. a consolidated subsidiary. This resulted in an increase in receivables and inventory during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (continued)
- - --------------------------------------------------------------------------------


The Company is in default of a financial ratio covenant on its $30 million senior notes. The Company has notified the noteholders of this default and, based upon discussions with the noteholders, management believes it will obtain waivers from the noteholders of this default. If a waiver is not obtained, the noteholders will have the right to accelerate the Notes.

Stockholders' equity was $38.5 million at February 28, 1995 as compared to $38.8 million at May 31, 1994. No dividends were paid to stockholders during the nine months ended February 28, 1995.

PART II
- - -------

ITEM 3. Defaults Upon Senior Securities
- - ---------------------------------------

Reference is made to Management's Discussion and Analysis Liquidity and Capital Resources, included in Part I, Item 2 of this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q
- - --------------------------------------------------------------------------------


(A)  Exhibits

(27)  Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LAZARE KAPLAN INTERNATIONAL INC.




                                   By    (s) Sheldon L. Ginsberg
                                      ---------------------------
                                      Sheldon L. Ginsberg
                                      Vice President and
                                      Chief Financial Officer






Dated:  April 13, 1995
        --------------

                                                                    EXHIBIT 27
                                                                    ----------