Form 10-K
period 1995-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1995-08-29
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended May 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from           to

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 31, 1995, 6,147,808 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's stock on the American Stock Exchange at that date was $15,508,823.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1995   definitive   proxy  statement  to  be  filed  with  the  Commission-
incorporated by reference into Part III.

     1995 Annual Report to Stockholders for the fiscal year ended May 31, 1995 to be filed with the Commission-incorporated by reference into Parts II and IV.

Item 1. The Company

          Lazare Kaplan International Inc., which began its business in 1903, is principally engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name 'Lazare Diamonds'r''. Ideally proportioned diamonds are distinguished from commercial cut diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged solely in the production of ideally proportioned diamonds and that it is the largest producer in this segment of the diamond industry. Additionally, the Company is engaged in the buying and selling of rough uncut diamonds.

          The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, the Far East and Europe. The Company generally sells to select retail jewelers in each geographic market in order to maintain an image of selectivity and prestige consistent with its overall marketing strategy. The Company has developed a comprehensive grading system for its ideal cut diamonds which allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures and sells a line of high quality jewelry which features Lazare Diamonds.

          An important element of the Company's strategy is the promotion of the Lazare Diamonds brand name. Every Lazare Diamond bears a laser inscription on its outer perimeter containing the Lazare Kaplan logo and an identification number unique to the stone. This patented laser 'signature', which is invisible to the naked eye but visible when magnified at least ten times, serves as the purchaser's assurance that he is buying an authentic Lazare Diamond. This laser signature also allows consumers to register their Lazare Diamonds with the Company under its unique program, The Lazare Diamond Registry'r', thereby providing proof of ownership in case of loss or theft.


          Each rough diamond purchased by the Company and considered for sale as a polished diamond is evaluated against strict management standards designed to maximize its potential economic contribution to the Company's profitability. Expert technicians, assisted by proprietary computer software, determine whether to cut the stone to ideal proportions, cut the stone as a commercial diamond for sale through alternative distribution channels, or resell the stone as rough. The shape of the rough stone, its color, clarity and overall potential economic contribution, are among the criteria used in making such a determination.

          The Company's involvement in the purchase and sale of rough diamonds, through its Antwerp, Belgium office, provides it with the ability to dispose of those diamonds not selected for cutting and polishing, as well as access to supplemental sources of supply. This activity allows the Company to maintain quantities and qualities of inventory which best meet its customers' needs.

          The Company's principal stockholder is Maurice Tempelsman, the Chairman of the Board. Mr. Tempelsman and his son, Leon Tempelsman, are the sole general partners of Leon Tempelsman & Son ('LTS'), a New York limited partnership. LTS is the holder of 1,528,416 shares of common stock, all of which are deemed to be owned indirectly by each of Leon Tempelsman and Maurice
Tempelsman. In addition, Maurice Tempelsman is the direct beneficial holder of 2,385,014 shares of common stock. The aggregate number of common shares held by Maurice Tempelsman, directly and indirectly, is 3,913,430 constituting 63.7% of the Company's issued and outstanding common stock.

          Lazare Kaplan International Inc. was incorporated in 1972 under the laws of the State of Delaware as the successor to a business which originated in 1903.

Diamond Supply

     Rough Diamonds

          The Company's business is dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Angola, Australia, Botswana, Brazil, Ghana, Guinea, Namibia, Sierra Leone, South Africa, Russia and Zaire account for more than 90% of present world rough gem diamond production. The Central Selling Organization (the 'CSO'), which is affiliated with De Beers Centenary AG, a Swiss company, is the primary world-wide marketing mechanism of the diamond industry. The CSO seeks to maintain an orderly and stable market for diamonds by regulating the quantity and selection of diamonds that reach the market. Sales for the CSO are made in London by the Diamond Trading Company (the 'DTC') to a select group of clients, including the Company. Based upon published reports, the Company believes that approximately 80% of the world diamond output is purchased for resale by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Non-clients of the DTC must either purchase their requirements from clients of the DTC or seek access to that limited portion of the world supply not marketed by the DTC.

          Historically,  the Company's  principal supplier of rough diamonds has
been  the  DTC,  which   periodically   invites  its  clients  to  submit  their
requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings ('sights') held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC's stated price, an assortment of stones known as a 'series', the composition of which attempts to take into account the market in which the Company operates and the Company's quantity requirements. The Company has been a client of the DTC for more than 50 years.

          In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers, and has established an office in Antwerp to supplement its rough diamond needs by making purchases in the secondary market. For each of the past three years ended May 31, the Company purchased not more than 60% of its diamond purchases from the DTC.

          In November 1993, the Company reached an agreement with the Ghanaian Government, Ghana Consolidated Diamonds Limited and De Beers Centenary pursuant to which, the parties would, subject to a feasibility study, form a new company to acquire, expand and operate the Akwatia/Birim Diamond and Gold Concessions now owned by Ghana Consolidated Diamonds. In June, 1995 DeBeers Centenary announced that its feasibility study was complete. During the feasibility period, output at the mine increased significantly as a result of changes made to operations and revenue increased. The improved performance suggests that the project has the potential to generate positive cash flows subject to further cost reductions and the maintenance of current production levels. However, DeBeers has informed the Company and the Ghanaian Government that it will be withdrawing from the project later this year stating its belief that the cost of its participation will likely outweigh the economic potential it may realize. The Company anticipates maintaining its position as marketing agent and plans to seek another mining company to replace DeBeers in this project, however, should the Company not be able to maintain its position as marketing agent its ability to recoup certain pre-operating costs may not be assured.

          In 1990, the Company and the Government of the Republic of Botswana, through its Ministry of Mineral Resources and Water Affairs, reached a long term agreement for the establishment of a diamond cutting and polishing factory in Botswana. In 1992, the Government issued to the Company a long term license for the construction and operation of the facility. On August 31, 1994, the Botswana Development Corporation ('BDC') made an investment in Lazare Kaplan Botswana
(Pty) Limited. As a result of that investment, Lazare Kaplan Botswana (Pty) Limited is owned by the Company (60%), the Government of Botswana (5.1%) and the Botswana Development Corporation (34.9%). Lazare Kaplan Botswana moved into its new permanent manufacturing facility in January 1993, which it owns and operates in Molepolole, Botswana. The factory is a state-of-the-art facility using both automated and manual equipment, and will ultimately employ 500 skilled employees. The facility currently operates with approximately 463 local employee/trainees and 14 expatriates. Lazare Kaplan Botswana has been given its own sight allocation from the DTC from which it selects rough diamonds for manufacture in its facility. Botswana is widely regarded today as the most important rough gem diamond producing country in the world.

          In December 1994 the Company reached an agreement with the National Diamond Company of Angola, Endiama, U.E.E., pursuant to which the Company may purchase rough diamonds from local Angolan suppliers and export such diamonds for resale. The agreement entitles the Company to establish buying offices in Angola, the first of which has been set up in Luanda, the capital of Angola. The Company intends to establish additional buying offices in the future. The agreement will run for a renewable term of 5 years.

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

     Cutting and Polishing

          The Company has two primary cutting and polishing operations: Lazare Kaplan Puerto Rico, located in Puerto Rico and Lazare Kaplan Botswana (Pty) Ltd., located in Botswana. In addition, the Company recently began a diamond polishing effort in cooperation with Roskomdragmet, the Russian Government organization responsible for diamond policy. Under this arrangement, rough diamonds supplied by Roskomdragmet are polished by Russian technicians in Moscow, supervised by Company technical personnel and marketed by the Company. The diamonds, which are non-ideal cut, commercial quality diamonds, are sold through the Company's worldwide distribution network.

          The Company's factory in Puerto Rico is believed to be the largest cutting facility in the United States. Each stone received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by proprietary computer software, determine whether to cut the stone to ideal proportions, cut the stone as a commercial diamond or resell the stone as rough. The shape of the rough stone, its color and clarity and overall potential economic contribution, are among the criteria used in making such determinations. The Company has an incentive program that rewards its factory managers and supervisors based on maximizing the manufactured results of the following criteria: gross margin, yield (rough weight to polished weight conversion) and efficiency.

          Rough stones selected for cutting are analyzed and where desirable are sorted for sawing or cleaving to achieve the desired shape and to eliminate imperfections. They are then cut and polished into finished gems. Each finished ideal cut gemstone (weighing .18 carats and larger) which is marketed as a Lazare Diamond is then inscribed with the Lazare Kaplan logo and its own identification number by the Company's patented laser inscription process. All of these operations are performed by the Company's employees. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. The Company has undertaken a worker training program at its facility in Puerto Rico to ensure a constant flow of skilled labor to satisfy its needs for further growth.

          The Lazare Kaplan Botswana diamond cutting and polishing factory in Molepolole, Botswana began operations in its newly constructed facility in early 1993. The factory, which is a state-of-the-art facility, uses both automated and manual equipment and is committed to train and employ Batswana workers. The Company expects to employ up to 500 skilled technicians at the facility. As of July 31, 1995, there were 477 employees, of which 116 were trainees.

          This new factory cuts and polishes rough diamonds to ideal proportions in sizes which are presently not processed by the Company's facility in Puerto Rico. The factory, which is still in the beginning stages, is concentrating on the manufacture of rough stones of somewhat smaller size. The size range manufactured will be expanded as the skills of its employees are developed. Lazare Kaplan Botswana purchases rough on its own account directly from the DTC for manufacture in the Botswana factory.

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

          A key element of the Company's strategy is the promotion of the Lazare Diamonds brand name directly to consumers. The Company believes that ideal cutting presents a clear competitive advantage over other diamonds in the marketplace by providing the Company with the opportunity to establish a brand name and to market its diamonds under this name through retailers. The Company's decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product.
Each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's unique laser inscription process, thus authenticating the diamond as a Lazare Diamond. This 'labelling' enables the Company to pursue the brand name diamond strategy. The Company holds various domestic and international patents for this process.

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

          While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 39,000 jewelry stores in the United States, over 26,000 retailers in Japan and over 48,000 retail stores in Europe. The Company's efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated) and, to a lesser extent, to jewelry manufacturers and wholesalers. Full time regional sales representatives located throughout the United States and in Hong Kong and Antwerp, who are compensated on a commission basis, handle sales throughout the United States, the Pacific Rim and Europe.

          The Company's sales force is supported by a New York based telemarketing department. Sales to certain of the Company's largest accounts are handled by headquarters personnel. Most of the Company's major accounts are customers of long standing.

          The Company has been expanding its activities abroad, particularly in the Pacific Rim countries of Japan, Hong Kong, Singapore, Taiwan, Thailand, Korea, Malaysia, Indonesia and Brunei. In Japan, the Company has had a marketing relationship since 1972 with Aiwa Co., Ltd., the Japanese importer-marketer of Lazare Diamonds. Aiwa Co., with a distribution network of over 200 retailers and wholesalers, is an important customer of the Company's polished diamonds. Additionally, the Company continues to believe there is significant growth opportunity in the European market and has expanded in this area.

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

          The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                    Years ended May 31,
                                                   --------------------
                                                   1993    1994    1995
                                                   ----    ----    ----
Percentage of Net Sales to Customers
      Domestic                                      16%     16%     25%
      Foreign                                       84%     84%     75%



          The domestic sales increase in 1995 as compared to the prior two years was a result of the decrease in rough diamond sales in 1995 as compared to 1994 and 1993. Historically, the majority of the Company's rough diamond sales have been to foreign customers. The Company believes that due to the possible international resale of diamonds by its customers, the above percentages may not represent the final location of retail sales of its product. As all foreign sales are denominated in United States dollars, the Company does not experience any foreign currency exposure on its foreign revenue. A portion of all foreign polished sales are accompanied by bank guarantees or are shipped on a C.O.D. basis. The profitability of foreign sales of either polished or rough diamonds is consistent with that of domestic sales of similar merchandise.

Competition

          The polished and rough diamond business is highly competitive. While the Company believes that it has achieved a reputation as a leading cutter and distributor of high quality diamonds, it faces competition in sales to its customers in the United States and abroad from many other suppliers. A substantial number of cutters and merchants, some of which the Company believes to be larger or to have greater financial resources than the Company, sell diamonds of all qualities to the Company's customers. The Company also sells rough diamonds, primarily through its Antwerp office, in the competitive world market.

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

Employees

          At July 31, 1995, the Company had 658 full-time employees, which includes 116 trainees in Botswana. The Company also has 7 regional sales representatives. The Company maintains an apprenticeship program at its facilities in Caguas, Puerto Rico, through which it trains its cutters, who are highly skilled workmen. The Company also has a program in Botswana through which it trains cutters and polishers to work at the Company's new facility. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

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

          The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 7,500 square feet.

          The  Company  leases  office  space  in  Antwerp,  Belgium  for a term expiring May 31, 2003 at an annual rental rate of approximately $53,000 (1,500,000 Belgian francs).

          The Company also has a 40% ownership interest in a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

          The Company leases office space in Hong Kong for a term expiring April 30, 1997 at an annual rental rate of approximately $67,000 (514,800 Hong Kong dollars).

          The Company leases land in Botswana for a nominal amount for a term of fifty years with the right to renew for an additional fifty years. The Company has constructed its cutting and polishing factory on such land. The facility is approximately 4,300 square meters.

          The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.

Item 3.  Legal Proceedings

          The Company is not involved in any significant legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Executive Officers of the Registrant

          The  following  table  sets  forth  information   regarding  executive
officers of the Company.



NAME                                POSITION                          AGE
- ----                                --------                          ---

Maurice Tempelsman           Chairman of the Board                     66

Leon Tempelsman              Vice Chairman of the                      39
                             Board and President

George R. Kaplan             Vice Chairman of the                      77
                             Board

Sheldon L. Ginsberg          Vice President and                        41
                             Chief Financial Officer

Robert Speisman              Vice President - Sales                    42



          All officers were elected at the Annual Meeting of the Board of Directors held in November 1994, and hold office until the next Annual Meeting of the Board of Directors and until their respective successors have been duly elected and qualified.

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

          Market prices and other  information  with respect to the Registrant's
common  stock   are  hereby  incorporated  by  reference  from  page  1  of  the
Registrant's Annual Report.

Item 6.   Selected Financial Data

          Selected financial data are hereby incorporated by reference from page 4 of the Registrant's Annual Report.

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

          Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference from pages 5 to 7 of the Registrant's Annual Report.

Item 8.   Financial Statements and Supplementary Data

          (a) The following financial statements and supplementary data are hereby incorporated by reference from pages 8 to 18 of the Registrant's Annual Report.

                  (i)    Report of Ernst & Young LLP

                  (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 1995.

                  (iii) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended May 31, 1995.

                  (iv) Consolidated Balance Sheets as at May 31, 1995 and May 31, 1994.

                  (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 1995.

                  (vi)   Notes to Consolidated Financial Statements.

          (b) Report on Financial Statements and Financial Statement Schedule of Deloitte & Touche LLP for each of the two years in the period ended May 31, 1994.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Lazare Kaplan International Inc.

     We have audited the accompanying consolidated balance sheet of Lazare Kaplan International Inc. and subsidiaries as of May 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended May 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazare Kaplan International Inc. and subsidiaries at May 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
July 13, 1994 (August 31, 1994 as to note 11)

Item 9.  Change in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          During the fiscal year ended May 31, 1994, the Board of Directors of the Company considered changing the Company's independent certified public accountants and, effective September 16, 1994, Ernst & Young LLP was appointed in replacement of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the Company's fiscal year ending May 31, 1995. In connection with the audits of the two most recent fiscal years of the Company and all subsequent interim periods preceding such dismissal, there was no disagreement between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such period. The reports of Deloitte & Touche LLP for such period did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope, or accounting principles. The decision to replace Deloitte & Touche LLP with Ernst & Young LLP as the Company's independent certified accountants was unanimously approved by the Audit Committee of the Board of Directors of the Company and ratified by the stockholders of the Company at the 1994 Annual Meeting of Stockholders.

Part III

     Except for information regarding Executive Officers of the Registrant, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 1995.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

         (a)      1.       The response to this portion of Item 14 is set forth
                           in Item 8 of Part II hereof.

                  2.       Financial Statement Schedules

                           Report on Financial Statement Schedule and Consent of Ernst & Young LLP for the year ended May 31, 1995

                           Report on Financial Statements and Financial Statement Schedule of Deloitte & Touche LLP for each of the two years in the period ended May 31, 1994 (included in their report filed under Item 8(b) of this Report on Form 10-K).

                           Schedule VIII - Valuation and Qualifying Accounts

                           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT AND CONSENT OF INDEPENDENT AUDITORS


     We have audited the consolidated financial statements of Lazare Kaplan International Inc. and subsidiaries as of May 31, 1995, and for the year then ended, and have issued our report thereon dated July 12, 1995 (August 25, 1995 as to Note 6); such consolidated financial statements and report are included in the Company's 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Lazare Kaplan International Inc. and subsidiaries for the year ended May 31, 1995, listed in the accompanying index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     We consent to the incorporation by reference in Registration Statement No. 33-20528 of Lazare Kaplan International Inc. on Form S-8, of our reports dated July 12, 1995 (August 25, 1995 as to Note 6), with respect to the consolidated financial statements and schedule of Lazare Kaplan International Inc. included and incorporated by reference in the Annual Report on Form 10-K for the year ended May 31, 1995.



Ernst & Young LLP
New York, New York
August 25, 1995

                                        LAZARE KAPLAN INTERNATIONAL INC.

                                                AND SUBSIDIARIES

                                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS



      COLUMN A                                       COLUMN B                        COLUMN C            COLUMN D          COLUMN E
      --------                                       --------                        --------            --------          --------

                                                                       Additions
                                                               ---------------------------------

                                                                   (1)                  (2)
                                                Balance at      Charged to          Charged to                            Balance at
                                                beginning       costs and         other accounts        Deductions           end
      Description                               of period        expenses            describe            describe         of period
      -----------                               ----------       --------            --------            --------         ---------
YEAR ENDED MAY 31, 1995:

Allowance for doubtful accounts ..........      $  165,169      $   70,000          $     --           $   15,123(C)     $  220,046
                                                 ----------      ----------          ----------         ----------       ----------
Sales returns and allowances .............      $     --        $     --            $     --           $     --          $     --
                                                 ----------      ----------          ----------         ----------       ----------

YEAR ENDED MAY 31, 1994:

Allowance for doubtful accounts ..........      $  403,837      $   10,000          $     --           $  248,668(C)     $  165,169
                                                ----------      ----------          ----------         ----------        ----------
Sales returns and allowances .............      $  268,632      $ (268,632)(B)      $     --           $     --          $     --
                                                ----------      ----------          ----------         ----------        ----------

YEAR ENDED MAY 31, 1993:

Allowance for doubtful accounts ..........      $  379,364      $   86,075          $      169(A)      $   61,771(C)     $  403,837
                                                ----------      ----------          ----------         ----------        ----------
Sales returns and allowances .............      $  473,781      $ (205,149)(B)      $     --           $     --          $  268,632
                                                ----------      ----------          ----------         ----------        ----------


(A)      Recoveries of previously written off accounts

(B)      Adjustments to reserve balance

(C)      Amounts written off

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1995.

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

                           (b) Note Agreement dated as of May 15, 1991 by and between the Registrant, Allstate Life Insurance Company, Monumental Insurance Company and PFL Life Insurance Company - incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated May 23, 1991 filed with the Commission on June 4, 1991.

                           (c) First Amendment to Note Agreement, dated as of February 28, 1992, by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(d) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

                           (d) Second Amendment to Note Agreement, dated as of March 25, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(e) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

                           (e) Third Amendment to the Note Agreement, dated as of December 1, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1993 filed with the Commission on August 30, 1993.

                           (f) Agreement, dated December 5, 1990, by and between the Registrant and the Government of the Republic of Botswana - incorporated herein by reference to Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

                           (g) Subscription Agreement, dated August 24, 1994 among the Registrant and the Botswana Development Corporation incorporated herein by reference to Exhibit 10(h) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1994 filed with the Commission on August 31, 1994.

                  (13) 1995 Annual Report to Security Holders - incorporated herein by reference to the 1995 Annual Report to Stockholders of the Registrant to be filed with the Commission.
                  (21)     Subsidiaries

                  (24)(a)  Consent of Deloitte & Touche LLP

                  (24)(b)  Consent of Ernst & Young LLP
                           (Included in their report filed under Item (14)(a)(2)
                            of this Report on Form 10-K)

                                   SIGNATURES






     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LAZARE KAPLAN INTERNATIONAL INC.




                                  By/s/ Leon Tempelsman
                                    ----------------------------
                                    Leon Tempelsman, Vice Chairman
                                     and President (principal
                                     executive officer)




                                   By/s/ Sheldon L. Ginsberg
                                    ----------------------------
                                     Sheldon L. Ginsberg, Vice President and
                                      Chief Financial Officer (principal
                                      financial officer)



Dated:  August 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                         Date
- ---------                          -----                         ----
(s) Maurice Tempelsman             Chairman of the               August 29, 1995
- -----------------------------      Board of Directors
(Maurice Tempelsman)


(s) Leon Tempelsman                Vice Chairman of the          August 29, 1995
- -----------------------------      Board of Directors
(Leon Tempelsman)


(s) George R. Kaplan               Vice Chairman of the          August 29, 1995
- -----------------------------      Board of Directors
(George R. Kaplan)


(s) Lucien Burstein                Director                      August 29, 1995
- -----------------------------
(Lucien Burstein)


(s) Myer Feldman                   Director                      August 29, 1995
- -----------------------------
(Myer Feldman)


(s) Michael W. Butterwick          Director                      August 29, 1995
- -----------------------------
(Michael W. Butterwick)


(s) Sheldon L. Ginsberg            Director                      August 29, 1995
- -----------------------------
(Sheldon L. Ginsberg)


(s) Robert Speisman                Director                      August 29, 1995
- -----------------------------
(Robert Speisman)



                        LAZARE KAPLAN INTERNATIONAL INC.

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No. 1-7848
May 31, 1995

                                 EXHIBIT INDEX


     Exhibit                                                            Page No.
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

     Exhibit                                                            Page No.
     -------                                                            --------

     (b) Note Agreement dated as of May 15, 1991 by and between the Registrant, Allstate Life Insurance Company, Monumental Insurance Company and PFL Life Insurance Company - incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated May 23, 1991 filed with the Commission on June 4, 1991.

     (c) First Amendment to Note Agreement, dated as of February 28, 1992, by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(d) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

     (d) Second Amendment to Note Agreement, dated as of March 25, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(e) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

     (e) Third Amendment to the Note Agreement, dated as of December 1, 1992 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10(f) to Report of Form 10-K of the Registrant for the fiscal year ended May 31, 1993 filed with the Commission on August 30, 1993.

     Exhibit                                                            Page No.
     -------                                                            --------

     (f) Agreement, dated December 5, 1990, by and between the Registrant and the Government of the Republic of Botswana - incorporated herein by reference to
         Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

     (g) Subscription Agreement, dated August 24, 1994 among the Registrant and the Botswana Development Corporation incorporated herein by reference to
         Exhibit 10(h) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1994 filed with the Commission on August 31, 1994.

(13)     1995   Annual   Report   to   Security   Holders  -
         incorporated herein by reference to the 1995 Annual
         Report to Stock  holders  of the  Registrant  to be
         filed with the Commission.                                    26

(21)     Subsidiaries                                                  46

(24)(a)  Consent of Deloitte & Touche LLP.                             47

(24)(b) Consent of Ernst & Young LLP (included in their report filed under Item (14)(a)(2) of this Report on Form 10-K).