Form 10-K/A
period 1995-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1995-08-31
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------
                                 FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended May 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ------ to ------

                         Commission file number 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                13-2728690
  (State or other  jurisdiction of         (IRS Employer  Identification No.)
   incorporation or organization)


    529 Fifth Avenue, New York, NY                      10017
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 972-9700


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
- ----------------------------          ------------------------------------------
 Common Stock ($1 par value)                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 31, 1995, 6,147,808 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's stock on the American Stock Exchange at that date was $15,508,823.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1995   definitive   proxy  statement  to  be  filed  with  the  Commission-
incorporated by reference into Part III.

     1995 Annual Report to Stockholders for the fiscal year ended May 31, 1995 to be filed with the Commission-incorporated by reference into Parts II and IV.

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K

     (c)  Exhibits

          (27) Financial Data Schedule

                                   SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LAZARE KAPLAN INTERNATIONAL INC.


                                                By (s)  Sheldon L. Ginsberg
                                                   -----------------------------
                                                   Sheldon L. Ginsberg
                                                   Vice President and
                                                      Chief Financial Officer


Dated: August 31, 1995

						EXHIBIT 27

The Schedule contains summary financial information extracted from the balance sheet and income statement and is qualified in its entirety by reference to such financial statements.