Form 10-Q
period 1995-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1995-10-16
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes    X         No
                                         ----       ----


         As of September 30, 1995, 6,147,808 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)


                                                          Three Months Ended
                                                              August 31,
                                                             (Unaudited)

                                                       1995             1994
                                                    -----------     -----------
Net Sales                                           $    61,697     $    38,586

Cost of Sales                                            57,019          34,745
                                                    -----------     -----------
                                                          4,678           3,841
                                                    -----------     -----------
Selling, General & Administrative Expenses                2,776           2,298
Interest Expense - net                                    1,016             963
                                                    -----------     -----------
                                                          3,792           3,261
                                                    -----------     -----------

Income before taxes and minority interest                   886             580

Income tax provision (Note 2)                                57             105
                                                    -----------     -----------

Income before minority interest                             829             475
Minority interest in income/(loss)
   of consolidated subsidiary                                43             (50)
                                                    -----------     -----------
Net Income                                          $       786     $       525
                                                    ===========     ===========


Net Income per share

Income per share                                    $      0.13     $      0.08
                                                    ===========     ===========
Average number of shares outstanding
  during the period                                   6,236,021       6,324,185
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                            August 31, 1995     May 31, 1995
                                             (unaudited)
                                           ----------------------------------
                                                    (in thousands)
ASSETS

CURRENT ASSETS
Cash                                          $  1,030             $ 2,532
Accounts receivable - net                       26,256              22,302
Inventories - rough diamonds                    10,373              11,928
            - polished diamonds                 46,654              43,806
Other current assets                             7,142               6,166
                                              --------            --------
         TOTAL CURRENT ASSETS                   91,455              86,734

PROPERTY, PLANT & EQUIPMENT - net                6,744               6,704
NON-CURRENT ASSETS                               5,439               5,725
                                              --------            --------
                                              $103,638            $ 99,163
                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - banks                         $  2,500            $  4,125
Notes payable - other                            3,000               3,000
Current portion of long-term debt                4,285               4,285
Accounts payable & other
   current liabilities                          21,305              16,034
                                              --------            --------

         TOTAL CURRENT LIABILITIES              31,090              27,444

SENIOR NOTES AND OTHER LONG-TERM DEBT           26,430              26,430
                                              --------            --------

         TOTAL LIABILITIES                      57,520              53,874
                                              --------            --------

MINORITY INTEREST                                7,637               7,594
                                              --------            --------

STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares;
   issued and outstanding, 6,147,808
   shares and 6,147,808 shares                   6,148               6,148
Additional paid-in capital                      25,964              25,964
Retained earnings                                6,369               5,583
                                              --------            --------
         TOTAL STOCKHOLDERS' EQUITY             38,481              37,695
                                              --------            --------
                                              $103,638            $ 99,163
                                              ========            ========


See Notes to Consolidated Financial Statements.

Consolidated Summary of Cash Flows


                                                         Three Months Ended
                                                             August 31,
                                                            (unaudited)
                                                        ----------------------
                                                        1995              1994
                                                        ----              ----
                                                            (in thousands)

Cash Flows From Operating Activities:

Net Income                                           $   786          $   525

Adjustments to reconcile net income
   to net cash provided by/(used in)
          operating activities:
   Depreciation and amortization                     $   573              450
   Provision for uncollectible accounts                   15               12
   Minority interest in income/(loss) of
   consolidated subsidiary                                43              (50)
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
   Accounts receivable                                (3,969)          (5,367)
   Inventories                                        (1,293)          (4,109)
   Other current assets                                 (976)            (432)
   Non-current assets                                    (15)               -
   Accounts payable and other current
              liabilities                              5,271             5,150
                                                      ------            ------
Net cash provided by/(used in)
   operating activities                                  435            (3,821)
                                                      ------            ------

Cash Flows From Investing Activities:

Capital expenditures                                    (312)            (269)
                                                      ------            ------
Net cash used in investing activities                   (312)            (269)
                                                      ------            ------

Cash Flows From Financing Activities:
Increase in minority interest                             -             7,883
Increase/(decrease) in short-term
  borrowings                                          (1,625)           3,760
Proceeds from exercise of stock options                   -                 3
                                                      ------           ------

Net Cash provided by financing activities             (1,625)          11,646
                                                      ------           ------

Net increase/(decrease) in cash                       (1,502)           7,556
Cash at beginning of year                              2,532              914
                                                      ------           ------
Cash at end of period                                 $1,030           $8,470
                                                      ======           ======



See Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Interim Financial Reporting

This financial  information  has been prepared in conformity with the accounting principles and practices  reflected in the financial  statements included in the annual report filed with the  Commission  for the preceding  fiscal year. In the
opinion  of  management,   the  accompanying  unaudited  consolidated  financial
statements  contain all  adjustments  necessary to present  fairly Lazare Kaplan
International  Inc.'s  operating  results for the three  months ended August 31,
1995 and 1994 and the financial position as of August 31, 1995.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.       Taxes

The  Company's   subsidiaries   conduct  business  in  foreign  countries.   The
subsidiaries  are not subject to Federal income taxes and their  provisions have been  determined  based upon the  effective  tax rates,  if any,  in the foreign countries.

Deferred  income taxes reflect the net tax effects of (a) temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes,  and (b)  operating  loss carryforwards.  The Company's  net deferred tax asset is comprised  primarily of
operating  loss  carryforwards  which  have  a   tax  effect   of  approximately
$12,900,000 less a valuation allowance of approximately $12,900,000 resulting in no net deferred tax asset.

For the three months ended August 31, 1995, the Company has utilized $300,000 of net operating loss carryforwards to offset Federal, state and local income taxes.







Taxes (continued)

At August 31, 1995, the Company has available U.S. net operating losses of $26.7 million which expire as follows:


                         Year               Amount
                         ----               ------
                         1998            $11,200,000
                         1999              4,200,000
                         2000              4,300,000
                         2001              3,500,000
                         2002                500,000
                         2007              1,000,000
                         2008              1,500,000
                         2010                500,000
                                         -----------
                                         $26,700,000
                                         ===========

                                       6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net Sales

Net sales during the three month period ended August 31, 1995 of $61.7 million were $23.1 million or 60% above the $38.6 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds increased 25% to $20.0 million from $15.9 million during the comparable three month period. This increase is attributable to higher sales in the U.S. domestic market, Europe and Japan and included increased volume of ideal cut melee from the Company's factory in Botswana and sales from its Russian production.

Rough sales increased to $41.7 million for the three months ended August 31, 1995 from $22.6 million a year ago. The significant increase from the prior year is a result of the Company's initial success in its Angolan rough buying operation as well as an increased supply of rough diamonds from the Company's major supplier.

Gross Profit

During the quarter, gross margin on net polished sales was 15.1%, higher than the 11.9% gross margin in the most previous quarter, but lower than the 20.1% in the comparable quarter last year. The decrease from last year resulted from the Company's inability to fully pass along increased product costs and from the sales of stones (which historically have lower margins) cut and polished jointly with Roskomdragmet (the Russian Government organization responsible for diamond policy). During the quarter, overall (both polished and rough diamond) gross margin on net sales was 7.6% compared to 10.0% for the same period last year. The overall margin decrease was due primarily to a greater percentage of lower margined rough sales to overall sales as compared with last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter ended August 31, 1995 were $2.8 million, compared to $2.3 million for this quarter last year. The increase was primarily attributable to higher compensation, benefits and additional rent and office expenses in connection with the opening of new offices, including a sales office in Hong Kong.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Expense

Net interest expense for the three month period ended August 31, 1995 was $1,016,000 compared to $963,000 last year. The increase was due to lower interest income in the current year.

Income Per Share

Income per share is computed based on the weighted average number of shares outstanding including, as appropriate, the assumed exercise of all dilutive stock options, during each period.

Liquidity and Capital Resources

The Company's working capital at August 31, 1995 was $60.4 million, which was $1.1 million greater than its working capital at May 31, 1995.

Stockholders' equity was $38.5 million at August 31, 1995 as compared to $37.7 million at May 31, 1995. No dividends were paid to stockholders during the quarter ended August 31, 1995.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K




(A)               Exhibits

                  (10)              Material Contracts

                  Fourth Amendment to Note Agreement, dated as of August 25, 1995 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company.

                  (27)              Financial Data Schedule


(B)               Reports on Form 8-K

                  None

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






Dated: October 16, 1995