Form 10-Q
period 1995-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 1996-01-12
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________

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


                            ________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                   Yes      X                 No
                       ----------               ----------

     As of December 29, 1995, 6,147,808 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)


                                           Three Months Ended            Six Months Ended
                                              November 30,                 November 30,
                                              (Unaudited)                   (Unaudited)
                                         ---------------------        ----------------------
                                          1995           1994          1995            1994
                                          ----           ----          ----            ----
Net Sales                                $72,294        $49,946       $133,991       $88,532
Cost of Sales                             66,537         46,011        123,557        80,757
                                         -------        -------       --------       -------
                                           5,757          3,935         10,434         7,775
                                         -------        -------       --------       -------
Selling, General &
 Administrative Expenses                   3,010          2,374          5,786         4,672
Interest Expense - net                     1,033            840          2,049         1,803
                                         -------        -------       --------       -------
                                           4,043          3,214          7,835         6,475
                                         -------        -------       --------       -------
Income before taxes
 and minority interest                     1,714            721          2,599         1,300

Income tax provision
 (Note 2)                                    215             31            272           136
                                         -------        -------       --------       -------
Income before minority interest            1,499            690          2,327         1,164

Minority interest in income/(loss)
 of consolidated subsidiary                  (30)           (70)            13          (120)
                                         -------        -------       --------       -------
Net Income                               $ 1,529        $   760       $  2,314       $ 1,284
                                         =======        =======       ========       =======
Net income per share:

Income per share                         $  0.25        $  0.12       $   0.37       $  0.20
                                         =======        =======       ========       =======

Average number of shares
 outstanding during the
 period                                6,222,540      6,328,499      6,229,408     6,324,691
                                       =========      =========      =========     =========






See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets


                                                 November 30, 1995  May 31, 1995
                                                   (Unaudited)
                                                 -------------------------------
                                                           (in thousands)
ASSETS

CURRENT ASSETS
Cash                                                    $  2,854        $  2,532
Notes & accounts receivable - net                         27,312          22,302
Inventories - rough diamonds                              12,827          11,928
            - polished diamonds                           45,924          43,806
Other current assets                                       8,379           6,166
                                                        --------        --------

     TOTAL CURRENT ASSETS                                 97,296          86,734
PROPERTY, PLANT & EQUIPMENT - Net                          6,793           6,704
NON-CURRENT ASSETS                                         5,560           5,725
                                                        --------        --------
                                                        $109,649        $ 99,163
                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - banks                                   $  3,500        $  4,125
Notes payable - other                                      3,000           3,000
Current portion of long term debt                          4,285           4,285
Accounts payable & other
   current liabilities                                    24,818          16,034
                                                        --------        --------
     TOTAL CURRENT LIABILITIES                            35,603          27,444

SENIOR NOTES AND OTHER LONG
  TERM DEBT                                               26,430          26,430
                                                        --------        --------
     TOTAL LIABILITIES                                    62,033          53,874
                                                        --------        --------
MINORITY INTEREST                                          7,607           7,594
                                                        --------        --------
STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares;
   issued and outstanding 6,147,808
   and 6,147,808 shares,
   respectively                                            6,148           6,148
Additional paid-in capital                                25,964          25,964
Retained Earnings                                          7,897           5,583
                                                        --------        --------
     TOTAL STOCKHOLDERS' EQUITY                           40,009          37,695
                                                        --------        --------
                                                        $109,649        $ 99,163
                                                        ========        ========


See Notes to Consolidated Financial Statement

Consolidated Statements of Cash Flows


                                                           Six Months Ended
                                                             November 30,
                                                             (Unaudited)
                                                       -----------------------
                                                         1995             1994
                                                         ----             ----
                                                             (in thousands)
Cash Flows From Operating Activities:

Net income                                              $ 2,314         $ 1,284

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                           1,099             923
  Provision for uncollectible accounts                       30              12
  Minority interest in income/(loss) of
  consolidated subsidiary                                    13            (120)
  Gain on sale of assets                                    (45)           --
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
          Notes and accounts receivable                  (5,040)         (4,520)
          Inventories                                    (3,017)         (2,738)
          Other current assets                           (2,213)         (1,171)
          Non-current assets                               (394)           (238)
          Accounts payable and other current
            liabilities                                   8,784           6,926
                                                        -------         -------
Net cash provided by operating activities                 1,531             358
                                                        -------         -------
Cash Flows From Investing Activities:

Proceeds from sale of assets                                180            --
Capital expenditures                                       (764)           (496)
                                                        -------         -------
Net cash used in investing activities                      (584)           (496)
                                                        -------         -------
Cash Flows from Financing Activities:
Increase in minority interest                              --             7,883
Decrease in short-term borrowings                          (625)         (7,160)
Proceeds from exercise of stock options                    --                38
                                                        -------         -------
Net cash provided by/(used in)
 financing activities                                      (625)            761
                                                        -------         -------
Net increase in cash                                        322             623

Cash at beginning of year                                 2,532             914
                                                        -------         -------
Cash at end of period                                   $ 2,854         $ 1,537
                                                        =======         =======


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the six months ended November 30, 1995 and 1994 and the financial position as of November 30, 1995.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. Taxes

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset is comprised primarily of operating loss carryforwards which have a tax effect of approximately $11,400,000 less a valuation allowance of approximately $11,400,000 resulting in no net deferred tax asset.

For the six months ended November 30, 1995, the Company has utilized $1,800,000 of net operating loss carryforwards to offset Federal, state and local income taxes.

At November 30, 1995, the Company has available U.S. net operating losses of $24.8 million which expire as follows:


                    Year                                 Amount
                    ----                                 ------
                    1998                             $ 9,300,000
                    1999                               4,200,000
                    2000                               4,300,000
                    2001                               3,500,000
                    2002                                 500,000
                    2007                               1,000,000
                    2008                               1,500,000
                    2010                                 500,000
                                                     -----------
                                                     $24,800,000
                                                     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales during the six months ended November 30, 1995 of $134.0 million were $45.5 million, or 51%, above the $88.5 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds increased 25% to $45.9 million from $36.8 million during the comparable six month period. For the three month period ended November 30, polished diamond sales increased 25% from $20.8 million to $25.9 million. These increases were attributable to higher sales in the U.S. domestic market, Europe and Japan, including increased volume of ideal cut melee produced at the Company's factory in Botswana and sales of large polished stones from its Russian production.

Rough sales increased to $88.1 million for the six months ended November 30, 1995 from $51.8 million a year ago. Rough sales increased 59% for the three months ended November 30. The significant increases from the prior year were a result of the Company's continued success in its Angolan rough buying operation as well as an improved supply of rough diamonds from the Company's major supplier in the current year.

Gross Profit

Gross margin on net polished sales for the six months and three months ended November 30, 1995 was 14.2% and 13.4%, respectively. This was a decrease from the margins of 16.8% and 14.3%, respectively, during the same periods last year The decreases from last year resulted from the Company's inability to pass along increased product costs and from the increased sales volume of stones cut and polished jointly with Roskomdragmet (the Russian Government organization responsible for diamond policy), which material has historically carried lower margins. The overall (both polished and rough diamond) gross margin on net sales for the six month and three month periods ended November 30, 1995 was 7.8% and 8.0%, respectively. This compares to 8.8% and 7.9%, respectively, for the same periods last year. The overall margin decrease for the six months was due primarily to a greater percentage of lower margined rough sales to overall sales as compared with last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

On December 1, 1995, in response to an announced price increase by the Company's primary rough supplier, the Company increased its selling prices in many categories of its polished diamond inventory. These price increases should positively impact both the overall gross margin as well as the gross margin on net polished sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended November 30, 1995 were $5.8 million, compared to $4.7 million for this period last year. During the three months ended November 30, expenses were $3.0 million as compared to $2.4 million in the prior year. The increases were primarily attributable to higher advertising and marketing costs, higher compensation and benefits and additional rent and office expenses in connection with the opening of a new sales office in Hong Kong.

Interest Expense

Interest expense for the six month period ended November 30, 1995 was $2,119,000 compared to $1,991,000 last year and $1,080,000 in the three months ended November 30, 1995 compared to $944,000 in the prior year. The increases were a result of the higher interest rate on the Company's Senior Notes in the current year.

Net Income Per Share

Income per share is computed based on the weighted average number of shares outstanding, including the assumed exercise of all outstanding stock options, during each period.

Liquidity and Capital Resources

The Company's working capital at November 30, 1995 was $61.7 million, which was $2.4 million greater than its working capital at May 31, 1995.

Stockholders' equity was $40.0 million at November 30, 1995 as compared to $37.7 million at May 31, 1995. No dividends were paid to stockholders during the six months ended November 30, 1995.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K



(A)  Exhibits

     (27)  Financial Data Schedule


(B)  Reports on Form 8-K

     None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LAZARE KAPLAN INTERNATIONAL INC.



                                       By (s) Sheldon L. Ginsberg
                                          --------------------------------
                                          Sheldon L. Ginsberg
                                          Vice President and
                                          Chief Financial Officer




Dated: January 12, 1996