Form 10-Q
period 1996-02-29
LAZARE KAPLAN INTERNATIONAL INC
filed 1996-04-10
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

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

               ---------------------------------------------------


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


   As of March 31, 1996, 6,155,496 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)


                                Three Months Ended        Nine Months Ended
                                Feb. 29,   Feb. 28,       Feb. 29,   Feb. 28,
                                   (unaudited)              (unaudited)
                                   -----------              -----------
                                1996         1995        1996         1995
                                ----         ----        ----         ----
Net Sales                     $68,072      $49,449     $202,063     $137,981
Cost of Sales                  61,340       47,915      184,897      128,671
                              -------      -------     --------     --------
                                6,732        1,534       17,166        9,310
                              -------      -------     --------     --------
Selling, General &
 Administrative                 2,914        2,627        8,700        7,299
Interest Expense - net            967          795        3,016        2,598
                              -------      -------     --------     --------
                                3,881        3,422       11,716        9,897
                              -------      -------     --------     --------
Income (loss) before taxes,
 and minority interest          2,851       (1,888)       5,450         (587)

Income tax provision
   (Note 2)                       152           70          424          207
                              -------      -------     --------     --------
Income (loss) before
 minority interest              2,699       (1,958)       5,026         (794)

Minority interest in
  loss of consolidated
 subsidiary                      (228)        (280)        (215)        (400)
                              -------      -------     --------     --------

Net Income (Loss)             $ 2,927      $(1,678)    $  5,241     $   (394)
                              =======      =======     ========      ========

Net Income (Loss) per share:

Income (loss) per share      $  0.47      $ (0.27)    $   0.84      $  (0.06)
                              =======      =======     ========      ========
Average number of shares
 outstanding during the
 period                    6,270,656    6,326,909    6,242,512     6,322,789
                            =========    =========   =========     =========



See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets



                                              February 29, 1996    May 31, 1995
                                                 (Unaudited)
                                              ----------------------------------
                                                          (in thousands)

ASSETS

CURRENT ASSETS
Cash                                             $    607              $  2,532
Notes & accounts receivable - net                  26,344                22,302
Inventories - rough diamonds                       12,772                11,928
            - polished diamonds                    45,810                43,806
Other current assets                                9,360                 6,166
                                                 --------              --------
        TOTAL CURRENT ASSETS                       94,893                86,734
PROPERTY, PLANT & EQUIPMENT - Net                   6,818                 6,704
NON-CURRENT ASSETS                                  5,247                 5,725
                                                 --------              --------
                                                 $106,958               $99,163
                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - banks                            $  7,325               $ 4,125
Notes payable - other                               3,000                 3,000
Current portion of long term debt                   4,285                 4,285
Accounts payable & other
 current liabilities                               15,598                16,034
                                                 --------              --------
   TOTAL CURRENT LIABILITIES                       30,208                27,444

SENIOR NOTES AND OTHER LONG
  TERM DEBT                                        26,430                26,430
                                                 --------              --------

   TOTAL LIABILITIES                               56,638                53,874
                                                 --------              --------

MINORITY INTEREST                                   7,380                 7,594
                                                 --------              --------


STOCKHOLDERS' EQUITY

Common stock, par value $1 per share,
 Authorized 10,000,000 shares;
 issued and outstanding, 6,148,496
 and 6,147,808 shares, respectively                 6,148                 6,148
Additional paid-in capital                         25,968                25,964
Retained earnings                                  10,824                 5,583
                                                 --------              --------
   TOTAL STOCKHOLDERS' EQUITY                      42,940                37,695

                                                 $106,958               $99,163
                                                 ========              ========



See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                          Nine Months Ended
                                                       Feb. 29,       Feb. 28,
                                                              (unaudited)
                                                        --------------------
                                                         1996            1995
                                                            (in thousands)


Cash Flows From Operating Activities:

Net Income (Loss)                                          $ 5,241       $ (394)

Adjustments  to reconcile  net income  (loss)
 to net cash  provided by (used in)
 operating activities:
     Depreciation and amortization                           1,721        1,166
     Provision for uncollectible accounts                       55           16
     Minority interest in loss of
        consolidated subsidiary                               (214)        (400)
     Gain on sale of assets                                    (45)         --
(Increase)/decrease in assets and increase/
   (decrease) in liabilities:
     Notes and accounts receivable                          (4,097)      (2,545)
     Inventories                                            (2,848)      (1,846)
     Other current assets                                   (3,194)      (1,879)
     Non-current assets                                       (418)         --
     Accounts payable and other current
      liabilities                                             (436)       6,571
                                                           -------      -------
Net cash provided by (used in)
 operating activities                                       (4,235)         689
                                                           -------      -------
Cash Flows From Investing Activities:
Proceeds from sale of assets                                   180           --
Capital expenditures                                        (1,074)      (1,454)
                                                           -------      -------
Net cash used in investing activities                         (894)      (1,454)
                                                           -------      -------

Cash Flows From Financing Activities:
Increase in minority interest                                   --        7,883
Increase (decrease) in short-term
 borrowings                                                  3,200       (7,490)
Proceeds from exercise of stock options                          4           97
                                                           -------      -------
Net cash provided by financing activities                    3,204          490
                                                           -------      -------
Net decrease in cash                                        (1,925)        (275)
Cash at beginning of year                                    2,532          914
                                                           -------      -------
Cash at end of period                                      $   607      $   639
                                                           =======     ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the nine months ended February 29, 1996 and February 28, 1995 and the financial position as of February 29, 1996.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. Taxes

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards, is approximately $10,000,000 less a valuation allowance of approximately $10,000,000 resulting in no net deferred tax asset.

For the nine months ended February 29, 1996, the Company has utilized $6,500,000 of net operating loss carryforwards to offset Federal, state and local income taxes.

At February 29, 1996 the Company has available U.S. net operating losses of $21.1 million which expire as follows:


                            Year                Amount
                            ----                ------
                            1998             $5,700,000

                            1999              4,200,000

                            2000              4,300,000

                            2001              3,500,000

                            2002                500,000

                            2007              1,000,000

                            2008              1,500,000

                            2010                400,000
                                            -----------
                                            $21,100,000
                                            ===========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales during the nine months ended February 29, 1996 of $202.1 million were $64.1 million, or 46%, above the $138.0 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds increased 22% to $65.8 million from $54.1 million during the comparable nine month period. For the three month period ended February 29, polished diamond sales increased 15% from $17.3 million to $19.9 million. These increases were attributable to higher sales in the U.S. domestic market, Europe and Japan, including sales of large polished stones from the Company's Russian production.

Rough sales increased to $136.3 million for the nine months ended February 29, 1996 from $83.9 million a year ago. Rough sales increased 50% to $48.2 million for the three months ended February 29. The continued growth in this area is a result of expansion of the Company's rough buying operations in Africa as well as increases in the supply of rough diamonds from the Company's major supplier in the current year.

Gross Profit

Gross margin on net polished sales for the nine months and three months ended February 29, 1996 was 15.9% and 20.0%, respectively. During the same periods last year, gross margin on net polished sales was 16.3% and 15.3%, respectively, excluding the effects of a non-recurring charge of approximately $1.8 million recorded during the third quarter last year. The increase for the three month period is a result of an improvement in the quality of stones sold as well as an increase in sales of larger stones as compared to the same period last year. The overall (both polished and rough diamond) gross margin on net sales for the nine month and three month periods ended February 29, 1996 was 8.5% and 9.9%, respectively. This compares to 8.1% and 6.7%, respectively, for the same periods last year, excluding the effect of the non-recurring charge discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended February 29, 1996 were $8.7 million, compared to $7.3 million for this period last year. During the three months ended February 29, expenses were $2.9 million as compared to $2.6 million in the prior year. The increases were primarily attributable to higher advertising and marketing costs, higher compensation and benefits and additional rent and office expenses in connection with the opening of a new sales office in Hong Kong.

Interest expense

Interest expense for the nine month period ended February 29, 1996 was $3,016,000 compared to $2,598,000 last year and $967,000 in the three months ended February 29, 1996 compared to $795,000 the prior year. The increases were primarily a result of the higher interest rate on the Company's Senior Notes in the current year.

Net Income Per Share

Income per share is computed based on the weighted average number of shares outstanding, including the assumed exercise of all dilutive stock options, during each period.

Liquidity and Capital Resources

The Company's working capital at February 29, 1996 was $64.7 million, which was $5.4 million greater than its working capital at May 31, 1995. The increase was a result of the net income earned during the period.

Stockholders' equity was $42.9 million at February 29, 1996 as compared to $37.7 million at May 31, 1995. No dividends were paid to stockholders during the nine months ended February 29, 1996.

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



                            LAZARE KAPLAN INTERNATIONAL INC.




                           By (s) SHELDON L. GINSBERG
                              ------------------------
                              Sheldon L. Ginsberg
                              Executive Vice President and
                                Chief Financial Officer


Dated: April 10, 1996