Form 10-K405
period 1996-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1996-08-28
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended MAY 31, 1996

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of July 31, 1996, 6,179,476 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's stock on the American Stock Exchange at that date was $23,047,563.

                             DOCUMENTS INCORPORATED BY REFERENCE

        1996 definitive proxy statement to be filed with the Commission-incorporated by reference into Part III.

        1996 Annual Report to Stockholders for the fiscal year ended May 31, 1996 to be filed with the Commission-incorporated by reference into Parts II and IV.

Item 1. The Company

               Lazare Kaplan International Inc., which began its business in 1903, is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from commercial cut diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest producer in this segment of the diamond industry. In addition, the Company also cuts and polishes non-ideal cut (commercial) diamonds which it markets to wholesalers and distributors and, to a growing extent, through its traditional channels of distribution. The Company is also engaged in the trading of rough uncut diamonds.

               The Company's strategy in the selling of Lazare Diamonds is directed primarily toward quality conscious consumers throughout the United States, the Far East and Europe. The Company generally sells to select retail jewelers in each geographic market in order to maintain an image of selectivity and prestige consistent with its overall marketing strategy. The Company has developed a comprehensive grading system for its ideal cut diamonds which allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures and sells a line of high quality jewelry which features Lazare Diamonds.

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

               Each rough diamond obtained by the Company for manufacturing and considered for sale as a polished diamond is evaluated against strict management standards designed to maximize its potential economic contribution to the Company's profitability. Expert technicians, assisted by proprietary computer software, determine whether to cut the stone to ideal proportions, cut the stone as a commercial diamond for sale, or resell the stone as rough. The shape of the rough stone, its color, clarity and overall potential economic contribution, are among the criteria used in making such a determination.

               The Company's involvement in the purchase and sale of rough diamonds, through its Antwerp, Belgium office, provides it with the ability to dispose of those diamonds not selected for cutting and polishing, as well as access to supplemental sources of supply. This activity allows the Company to maintain quantities and qualities of inventory which best meet its customers' needs.

               The Company's principal stockholder is Maurice Tempelsman, the Chairman of the Board. Mr. Tempelsman and his son, Leon Tempelsman, are the sole general partners of Leon Tempelsman & Son ("LTS"), a New York limited partnership. LTS is the holder of 1,528,416 shares of common stock, all of which are deemed to be owned indirectly by each of Leon Tempelsman and Maurice
Tempelsman. In addition, Maurice Tempelsman is the direct beneficial holder of 2,335,809 shares of common stock. The aggregate number of common shares held by Maurice Tempelsman, directly and indirectly, is 3,864,225 constituting 62.6% of the Company's issued and outstanding common stock.

               Lazare Kaplan International Inc. was incorporated in 1972 under the laws of the State of Delaware as the successor to a business which originated in 1903. Diamond Supply

               Rough Diamonds

               The Company's business is dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Angola, Australia, Botswana, Brazil, Ghana, Guinea, Namibia, Sierra Leone, South Africa, Russia and Zaire account for more than 90% of present world rough gem diamond production. The Central Selling Organization (the "CSO"), which is affiliated with De Beers Centenary AG, a Swiss company, is the primary world-wide marketing mechanism of the diamond industry. The CSO seeks to maintain an orderly and stable market for diamonds by regulating the quantity and selection of diamonds that reach the market. Sales for the CSO are made in London by the Diamond Trading Company (the "DTC") to a select group of clients, including the Company. Based upon published reports, the Company believes that approximately 75% of the world diamond output is purchased for resale by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Non-clients of the DTC must either purchase their requirements from clients of the DTC or seek access to that portion of the world supply not marketed by the DTC.

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

               In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers, opened rough diamond buying offices in Angola, and has established an office in Antwerp to supplement its rough diamond needs by making purchases in the secondary market. For each of the past three years ended May 31, the Company purchased less than 60% of its diamond purchases from the DTC.

               In November 1993, the Company reached an agreement with the Ghanaian Government, Ghana Consolidated Diamonds Limited and De Beers Centenary pursuant to which, the parties would, subject to a feasibility study, form a new company to acquire, expand and operate the Akwatia/Birim Diamond and Gold Concessions now owned by Ghana Consolidated Diamonds. In June, 1995 DeBeers
Centenary announced that its feasibility study was complete. During the feasibility period, output at the mine increased significantly as a result of changes made to operations and revenue increased. However, DeBeers informed the Company and the Ghanaian Government that it has withdrawn from the project stating its belief that the cost of its participation will likely outweigh the economic potential it may realize. The Company anticipates maintaining its position as marketing agent; however, should the Company not be able to maintain its position as marketing agent; its ability to recoup certain pre-operating costs may not be assured.

               Through its subsidiary, Lazare Kaplan Botswana (Pty) Limited, the Company, pursuant to a long term license issued by the Government of Botswana, owns and operates a manufacturing facility in Molepolole, Botswana. The factory is a state-of-the-art facility using both automated and manual equipment, and currently operates with approximately 530 local employee/trainees and 13 expatriates. Lazare Kaplan Botswana, which is owned by the Company (60%), the Government of Botswana (5.1%), and the Botswana Development Corporation (34.9%), has been given its own sight allocation from the DTC from which it selects rough diamonds for manufacture in its facility. Botswana is widely regarded today as the most important rough gem diamond producing country in the world.

               In December 1994 the Company reached an agreement with the National Diamond Company of Angola, Endiama, U.E.E., pursuant to which the Company may purchase rough diamonds from local Angolan miners and export such diamonds for resale. The agreement entitles the Company to establish buying offices in Angola, the first of which was set up in Luanda, the capital of Angola. The Company presently has three buying offices, including Luanda, which operate in the diamond producing regions and intends to establish additional buying offices in the future. The agreement will run for a term of 5 years and is subject to renewal thereafter.


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

Cutting and Polishing

                      The  Company  has  three  primary  cutting  and  polishing operations: Lazare Kaplan Puerto Rico, located in Puerto Rico, Lazare Kaplan Botswana (Pty) Ltd., located in Botswana, and a diamond polishing operation located in Moscow conducted in cooperation with Roskomdragmet, the Russian Government organization responsible for diamond policy. Under this last arrangement, rough diamonds supplied by Roskomdragmet are polished by Russian technicians in Moscow, under the management and supervision of Company technical personnel and marketed by the Company. The diamonds, which are non-ideal cut, commercial quality diamonds, are sold through the Company's worldwide distribution network.

                      In July 1996 the Company announced that it had reached an agreement, for a term of ten years, with AK Almazi Rossii Sakha (ARS) of Russia for the cutting/polishing and marketing of large rough gem diamonds. ARS is the largest producer of rough diamonds in Russia with annual production in excess of $1.2 billion, which represents over 20% of the world's supply of diamonds. Under the terms of the agreement, the Company will immediately begin to equip and manage a diamond cutting factory within the ARS facility in Moscow to be staffed by Russian technicians. ARS will supply a minimum of $45 million per year of large rough gem diamonds for processing in this facility. The Company will sell the resulting polished gem stones through its worldwide distribution network. The net profit from the sale of these polished gems will be shared with ARS. This agreement will serve as a long-term offtake arrangement to secure the repayment of the $60 million financing received by ARS and guaranteed by the Export-Import Bank of the United States for the purchase by ARS of U.S. manufactured mining equipment. This equipment will be used by ARS to increase production in its diamond mines.

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

                      The Lazare Kaplan Botswana diamond cutting and polishing factory in Molepolole, Botswana began operations in its newly constructed facility in early 1993. The factory, which is a state-of-the- art facility, uses both automated and manual equipment and is committed to train and employ Batswana workers. As of July 31, 1996, there were 543 employees, of which 112 were trainees. This factory cuts and polishes rough diamonds to ideal proportions in sizes which are presently not processed by the Company's facility in Puerto Rico. The factory, which is still in the beginning stages, is concentrating on the manufacture of rough stones of somewhat smaller size. The size range manufactured will be expanded as the skills of its employees are developed. Lazare Kaplan Botswana purchases rough on its own account directly from the DTC for manufacture in the Botswana factory.

                      The Company believes that it is recognized in the diamond industry for the high quality and brilliance of the gems it cuts and that it also enjoys a reputation as an imaginative and innovative cutter of large and difficult stones.

Pricing

        Rough Diamond Prices

                      Through its control of approximately 75% of the world diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds to maintain an orderly market by adjusting supplies in the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

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


                      While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 39,000 jewelry stores in the United States, over 26,000 retailers in Japan and over 48,000 retail stores in Europe. The Company's sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated) and, to a lesser extent, to jewelry manufacturers and wholesalers. Full time regional sales representatives located throughout the United States and in Hong Kong and Antwerp, who are compensated on a commission basis, handle sales throughout the United States, the Pacific Rim and Europe.

                      The Company's sales force is supported by a New York based telemarketing department. Sales to certain of the Company's largest accounts are handled by headquarters personnel. Most of the Company's major accounts are customers of long standing.

                      The Company has been working on the expansion of its activities abroad, particularly in the Pacific Rim countries of Japan, Hong Kong, Singapore, Taiwan, Thailand, Korea, Malaysia, Indonesia and Brunei. In Japan, the Company has had a marketing relationship since 1972 with Aiwa Co., Ltd., the Japanese importer-marketer of Lazare Diamonds. Aiwa Co., with a distribution network of over 200 retailers and wholesalers, is an important customer of the Company's polished diamonds. Additionally, the Company continues to believe there is significant growth opportunity in the European market and has expanded in this area.

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

                     The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                            Years ended May 31,
                                                            1994  1995   1996
                                                            ----  ----   ----
Percentage of Net Sales to Customers

            Domestic                                        16%     25%    23%
            Foreign                                         84%     75%    77%

                     The foreign sales decrease in 1995 as compared to the prior year was a result of the decrease in rough diamond sales in 1995 as compared to 1994. Historically, the majority of the Company's rough diamond sales have been to foreign customers. In 1996, due to an increase in production and sales of polished diamonds from the Company's operation in Russia, the Company sold a greater portion of its polished diamonds domestically than it had in prior years. The Company believes that due to the possible international resale of diamonds by its customers, the above percentages may not represent the final location of retail sales of its product. As all foreign sales are denominated in United States dollars, the Company does not experience any foreign currency exposure on its foreign revenue. A portion of all foreign polished sales are accompanied by bank guarantees, letters of credit or are shipped on a C.O.D. basis. The profitability of foreign sales of either polished or rough diamonds is consistent with that of domestic sales of similar merchandise.

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

Employees
                      At July 31, 1996, the Company had 709 full-time employees, which includes 112 trainees in Botswana. The Company also has 6 regional sales representatives. The Company maintains an apprenticeship program at its facilities in Caguas, Puerto Rico, through which it trains its cutters, who are highly skilled workmen. The Company also has a program in Botswana through which it trains cutters and polishers to work at the Company's new facility. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

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

                      The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2003 at an annual rental rate of approximately $48,000 (1,500,000 Belgian francs).

                       The Company also has a 40% ownership interest in a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

                       The Company leases office space in Hong Kong for a term expiring April 30, 1997 at an annual rental rate of approximately $67,000 (514,800 Hong Kong dollars).

                      The Company leases land in Botswana for a nominal amount for a term of 50 years with the right to renew for an additional 50 years. The Company has constructed its cutting and polishing factory on such land. The facility is approximately 4,300 square meters.

                     The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.



Item 3.  Legal Proceedings

        The Company is not involved in any significant legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders

               None

Executive Officers of the Registrant

               The following table sets forth information regarding executive officers of the Company.

NAME                                        POSITION                                   AGE
- ----                                        --------                                   ---
Maurice Tempelsman                          Chairman of the Board                       67

Leon Tempelsman                             Vice Chairman of the                        40
                                            Board and President

George R. Kaplan                            Vice Chairman of the                        78
                                            Board

Sheldon L. Ginsberg                         Executive Vice President and                42
                                            Chief Financial Officer

Robert Speisman                             Vice President - Sales                      43

                       All officers were elected at the Annual Meeting of the Board of Directors held in November 1995, and hold office until the next Annual Meeting of the Board of Directors and until their respective successors have been duly elected and qualified.

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

                       Sheldon L. Ginsberg has been Executive Vice President and Chief Financial Officer since February 1996. He was the Vice President and Chief Financial Officer from April 1991 until February 1996. He was the Vice President-Finance from January 1986 until April 1991. Mr. Ginsberg has been a director of the Company since 1989.

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


Item 6.   Selected Financial Data

                       Selected  financial  data  are  hereby   incorporated  by
reference from page 5 of the Registrant's Annual Report.


Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                       Management's   discussion   and   analysis  of  financial
condition and results of operations is hereby incorporated by reference from pages 6 to 9 of the Registrant's Annual Report.

Item 8.   Financial Statements and Supplementary Data

               (a) The following financial statements and supplementary data are hereby incorporated by reference from pages 10 to 21 of the Registrant's Annual Report.

               (i)    Report of Ernst & Young LLP

               (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 1996.

               (iii) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 1996.

               (iv) Consolidated Balance Sheets as at May 31, 1996 and May 31, 1995.

               (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 1996.

               (vi)   Notes to Consolidated Financial Statements.


               (b) Report on Financial Statements and Financial Statement Schedule of Deloitte & Touche LLP for the year ended May 31, 1994.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Lazare Kaplan International Inc.

                     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Lazare Kaplan International Inc. and subsidiaries for the year ended May 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

                      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Lazare Kaplan International Inc. and subsidiaries for the year ended May 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
July 13, 1994 (August 31, 1994 as to Note 11)

Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                      During the fiscal year ended May 31, 1994, the Board of Directors of the Company considered changing the Company's independent certified public accountants and, effective September 16, 1994, Ernst & Young LLP was appointed in replacement of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the Company's fiscal year ending May 31, 1995. In connection with the audits of the most recent fiscal year of the Company and all subsequent interim periods preceding such dismissal, there was no disagreement between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such period. The reports of Deloitte & Touche LLP for such period did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope, or accounting principles. The decision to replace Deloitte & Touche LLP with Ernst & Young LLP as the Company's independent certified accountants was unanimously approved by the Audit Committee of the Board of Directors of the Company and ratified by the stockholders of the Company at the 1994 Annual Meeting of Stockholders.

Part III

                      Except for information regarding Executive Officers of the Registrant, which, in accordance with Instruction G to Form 10-K, is included in
Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 1996.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

        (a)    1.     The response to this portion of Item 14 is set forth in
                      Item 8 of Part II hereof.

               2.     Financial Statement Schedules

                      Report on Financial Statement Schedule and Consent of Ernst & Young LLP for each of the two years in the period ended May 31, 1996.

                      Report on Financial Statements and Financial Statement Schedule of Deloitte & Touche LLP for the year ended May 31, 1994 (included in its report filed under Item 8(b) of this Report on Form 10-K).

                      Schedule VIII - Valuation and Qualifying Accounts

                      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT AND CONSENT OF INDEPENDENT AUDITORS


                     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Lazare Kaplan International Inc. and subsidiaries of our report dated July 9, 1996 included in the 1996 Annual Report to Stockholders of Lazare Kaplan International Inc. and subsidiaries. Our audits also included the consolidated financial statement schedules of Lazare Kaplan International Inc. and subsidiaries for each of the two years in the period May 31, 1996, listed in the accompanying index at Item 14(a)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, these consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                      We consent to the incorporation by reference in Registration Statement No. 33-20528 of Lazare Kaplan International Inc. on Form S-8, of our report dated July 9, 1996 (July 16, 1996 as to Note 12) with respect to the consolidated financial statements and schedule of Lazare Kaplan International Inc. included and incorporated by reference in the Annual Report on Form 10-K for the year ended May 31, 1996.

                                                     Ernst & Young LLP

New York, New York
August 28, 1996

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A                                   COLUMN B                COLUMN C                COLUMN D               COLUMN E
        --------                                   --------                --------                --------               --------
                                                                          Additions
                                                                 ------------------------------
                                                                    (1)                (2)
                                                   Balance at    Charged to        Charged to                            Balance at
                                                   beginning     costs and       other accounts    Deductions               end
      Description                                  of period      expenses          describe        describe             of period
      -----------                                  ---------     ----------      --------------    ----------            ----------
YEAR ENDED MAY 31, 1996:

Allowance for doubtful accounts                    $ 220,046      $  70,000        $     -         $    8,781(B)         $  281,265
                                                   ---------      ---------        ----------      ----------            ----------
Sales returns and allowances                       $    -         $    -           $     -         $     -               $     -
                                                   ---------      ---------        -----------     ----------            ----------

YEAR ENDED MAY 31, 1995:

Allowance for doubtful accounts                    $ 165,169      $  70,000         $     -        $   15,123(B)         $  220,046
                                                   ---------      ---------        ----------      ----------            ----------
Sales returns and allowances                       $    -         $    -            $     -        $     -               $     -
                                                   ---------      ---------        ----------      ----------            ----------

YEAR ENDED MAY 31, 1994:

Allowance for doubtful accounts                    $ 403,837      $  10,000         $     -        $  248,668(B)         $  165,169
                                                   ---------      ---------        ----------      ----------            ----------
Sales returns and allowances                       $ 268,632      $(268,632)(A)     $     -        $     -               $     -
                                                   ---------      ---------        ----------      ----------            ----------

(A)     Adjustments to reserve balance

(B)     Amounts written off

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K (continued)


        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1996.

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

                      (f) Fourth Amendment to the Note Agreement, dated as of August 25, 1995 by and between the Registrant, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 10 to Report on Form 10-Q of the Registrant for the quarterly period ended August 31, 1995 filed with the Commission on October 13, 1995.

                      (g) Agreement, dated December 5, 1990, by and between the Registrant and the Government of the Republic of Botswana - incorporated herein by reference to
                             Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

                      (h) Subscription Agreement, dated August 24, 1994 among the Registrant and the Botswana Development Corporation incorporated herein by reference to
                             Exhibit 10(h) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1994 filed with the Commission on August 31, 1994.

                      (i) Loan Agreement, dated May 14, 1996 among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York.

               (13) 1996 Annual Report to Security Holders - incorporated herein by reference to the 1996 Annual Report to Stockholders of the Registrant to be filed with the Commission.

               (21)    Subsidiaries

               (24)(a) Consent of Deloitte & Touche LLP

               (24)(b) Consent of Ernst & Young LLP  (Included  in their  report filed under Item 14(a)(2) of this Report on Form 10-K).

               (27)    Financial Data Schedule

                                    SIGNATURE

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            LAZARE KAPLAN INTERNATIONAL INC.





                            By /s/ Leon Tempelsman
                               Leon Tempelsman, Vice Chairman and President
                               (principal executive officer)



                            By /s/ Sheldon L. Ginsberg
                               Sheldon L. Ginsberg, Executive Vice President and Chief Financial Officer (principal financial officer)




Dated:  August 28, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                       Date
- ---------                                          -----                       ----

(s) Maurice Tempelsman                             Chairman of the             August 28, 1996
(Maurice Tempelsman)                               Board of Directors


(s) Leon Tempelsman                                Vice Chairman of the        August 28, 1996
(Leon Tempelsman)                                  Board of Directors


(s) George R. Kaplan                               Vice Chairman of the        August 28, 1996
(George R. Kaplan)                                 Board of Directors


(s) Lucien Burstein                                Director                    August 28, 1996
(Lucien Burstein)


(s) Myer Feldman                                   Director                    August 28, 1996
(Myer Feldman)


(s) Michael W. Butterwick                          Director                    August 28, 1996
(Michael W. Butterwick)


(s) Sheldon L. Ginsberg                            Director                    August 28, 1996
(Sheldon L. Ginsberg)


(s) Robert Speisman                                Director                    August 28, 1996
(Robert Speisman)

                        LAZARE KAPLAN INTERNATIONAL INC.

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No. 1-7848
May 31, 1996
                                  EXHIBIT INDEX

Exhibit                                                                            Page No.
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








        Exhibit                                                                    Page No.
        -------                                                                    --------
         (f)   Fourth Amendment to the Note Agreement, dated as of August 25,
               1995 by and between the Registrant, Allstate Life Insurance
               Company, Monumental Life Insurance Company and PFL Life Insurance
               Company incorporated herein by reference to Exhibit 10 to Report on Form 10-Q of the Registrant for the quarterly period ended
               August 31, 1995 filed with the Commission on October 13, 1995.

         (g) Agreement, dated December 5, 1990, by and between the Registrant and the Government of the Republic of Botswana - incorporated herein by reference to Exhibit 10(f) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

         (h)   Subscription Agreement, dated August 24, 1994 among the
               Registrant and the Botswana Development Corporation incorporated herein by reference to Exhibit 10(h) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1994 filed with the Commission on August 31, 1994.

        (i)    Loan Agreement, dated May 14, 1996 among the Registrant and Fleet
               Bank, N.A. and Bank Leumi Trust Company of New York.                     27


(13)    1996 Annual Report to Security Holders - incorporated herein by reference to the 1996 Annual Report to Stock holders of the Registrant
        to be filed with the Commission.                                               157

(21)    Subsidiaries                                                                   180

(24)(a) Consent of Deloitte & Touche LLP                                               181

(24)(b) Consent of Ernst & Young LLP (included in their report filed under Item
        14(a)(2) of this Report on Form 10-K)

(27)    Financial Data Schedule                                                        182



                                       26




                 STATEMENT OF DIFFERENCES


The division symbol shall be expressed as............... [div]
The registered trademark symbol shall be expressed as... 'r'