Form 10-Q
period 1996-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1996-10-11
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED AUGUST 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________


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

                        -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                  No
                             ----                    -----
As of September 30, 1996, 6,258,566 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)



                                                         Three Months Ended
                                                             August 31,
                                                            (Unaudited)
                                                      ------------------------
                                                      1996                1995
                                                      ----                ----
Net Sales                                           $69,400             $61,697

Cost of Sales                                        63,868              57,019
                                                    -------              ------
                                                      5,532               4,678
                                                    -------              ------
Selling, General & Administrative Expenses            2,992               2,776
Interest Expense - net                                  945               1,016
                                                    -------              ------
                                                      3,937               3,792
                                                    -------              ------
Income before taxes and minority interest             1,595                 886

Income tax provision (Note 2)                            93                  57
                                                    -------              ------

Income before minority interest                       1,502                 829

Minority interest in income/(loss)
  of consolidated subsidiary                           (157)                 43
                                                    -------              ------

Net Income                                          $ 1,659             $   786
                                                    =======             =======

Net Income per share

Income per share                                    $  0.26             $  0.13
                                                    =======             =======

Average number of shares outstanding
  during the period                               6,484,029           6,236,021
                                                  =========           =========


     See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets



                                                   August 31, 1996     May 31, 1996
                                                     (unaudited)
                                                   ---------------------------------
                                                             (in thousands)

ASSETS

CURRENT ASSETS
Cash                                                     $    827       $    905
Accounts receivable - net                                  28,570         25,493
Inventories - rough diamonds                               11,287          9,320
            - polished diamonds                            50,596         46,979
Prepaid expenses and other
 current assets                                            11,157         10,142
                                                         --------       --------

          TOTAL CURRENT ASSETS                            102,437         92,839

PROPERTY, PLANT & EQUIPMENT - net                           7,173          7,198
OTHER ASSETS                                                4,790          5,029
                                                         --------       --------
                                                         $114,400       $105,066
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable & other
  current liabilities                                    $ 17,017       $ 15,770
Notes payable - other                                       3,000          3,000
Notes payable - banks                                       6,460           --
                                                         --------       --------
           TOTAL CURRENT LIABILITIES                       26,477         18,770

SENIOR NOTES AND OTHER LONG-TERM DEBT                      34,230         34,155
                                                         --------       --------
           TOTAL LIABILITIES                               60,707         52,925
                                                         --------       --------
MINORITY INTEREST                                           7,114          7,271
                                                         --------       --------

STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares;
   issued and outstanding, 6,185,531
   shares  and 6,176,425 shares                             6,186          6,176
Additional paid-in capital                                 26,138         26,098
Retained earnings                                          14,255         12,596
                                                         --------       --------
   TOTAL STOCKHOLDERS' EQUITY                              46,579         44,870
                                                         --------       --------
                                                         $114,400       $105,066
                                                         ========       ========


See Notes to Consolidated Financial Statements.

Consolidated Summary of Cash Flows


                                                            Three Months Ended
                                                                August 31,
                                                               (unaudited)
                                                          ----------------------
                                                         1996                1995
                                                         ----                ----
                                                              (in thousands)

Cash Flows From Operating Activities:

Net Income                                             $ 1,659             $   786

Adjustments to reconcile net income
   to net cash provided by/(used in)
      operating activities:
   Depreciation and amortization                       $   619                 573
   Provision for uncollectible accounts                     15                  15
   Minority interest in income/(loss) of
   consolidated subsidiary                                (157)                 43
   Loss on disposition of fixed assets                      22                  --
(Increase)/decrease in assets and increase/
   (decrease) in liabilities:
   Accounts receivable                                  (3,092)             (3,969)
   Inventories                                          (5,584)             (1,293)
   Other current assets                                 (1,015)               (976)
   Non-current assets                                      (42)                (15)
   Accounts payable and other current
          liabilities                                    1,247               5,271
                                                       -------             -------

Net cash provided by/(used in)
   operating activities                                 (6,328)                435
                                                       -------             -------

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets                          11                  --
Capital expenditures                                      (346)               (312)
                                                       -------             -------
Net cash used in investing activities                     (335)               (312)
                                                       -------             -------
Cash Flows From Financing Activities:
Increase/(decrease) in short-term
   borrowings                                            6,460              (1,625)
Increase in long-term debt                                  75                  --
Proceeds from exercise of stock options                     50                  --
                                                       -------             -------
Net Cash provided by/(used in)
  financing activities                                   6,585              (1,625)
                                                       -------             -------
Net (decrease) in cash                                     (78)             (1,502)
Cash at beginning of year                                  905               2,532
                                                       -------             -------
Cash at end of period                                  $   827             $ 1,030
                                                       =======             =======


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 1996 and 1995 and the financial position as of August 31, 1996.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards, is approximately $8,600,000 less a valuation allowance of approximately $8,600,000 resulting in no net deferred tax asset.

For  the  three  months  ended  August  31,  1996,   the  Company  has  utilized
approximately $2,100,000 of net operating loss carryforwards to offset Federal, state and local income taxes.

At August 31, 1996, the Company has available U.S. net operating losses of $17.4 million which expire as follows:

                              Year                            Amount
                              ----                            ------
                              1998                        $ 2,000,000
                              1999                          4,200,000
                              2000                          4,300,000
                              2001                          3,500,000
                              2002                            500,000
                              2007                          1,000,000
                              2008                          1,500,000
                              2010                            400,000
                                                          -----------
                                                          $17,400,000
                                                         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

Results of Operations

Net Sales

Net sales during the three month period ended August 31, 1996 of $69.4 million were $7.7 million or 12% above the $61.7 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds decreased 9% to $18.2 million from $20.0 million during the comparable three month period. This decrease is attributable to lower sales in Japan as the Company continued to examine opportunities for augmenting its channels of distribution with its existing distributor and a decrease in sales from its Russian production caused by a temporary delay in shipments of polished diamonds from Russia. The delayed shipments have since been exported and received.

Rough sales increased to $51.2 million for the three months ended August 31, 1996 from $41.7 million a year ago. The increase from the prior year is a result of the Company's continued success in its rough buying operations in Africa.

Gross Profit

During the quarter, gross margin on net polished sales was 18%, almost 3 percentage points higher than the 15% gross margin in the comparable quarter last year. The increase from last year resulted from sales of larger stones (which historically have higher margins) and selling price increases to offset the increased cost of rough diamonds. During the quarter, overall (both polished and rough diamond) gross margin on net sales was 8.0% compared to 7.6% for the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter ended August 31, 1996 were $2,992,000, compared to $2,776,000 for this quarter last year. The increase was primarily attributable to higher consulting and legal expenses associated with the development of expansion opportunities.

Interest Expense

Net interest expense for the three month period ended August 31, 1996 was $945,000 compared to $1,016,000 last year. The decrease was due primarily to the decrease in the interest rate charged on the Company's Senior Notes in the current year.

Income Per Share

Income per share is computed based on the weighted average number of shares outstanding including, as appropriate, the assumed exercise of all dilutive stock options, during each period.

Liquidity and Capital Resources

The Company's working capital at August 31, 1996 was $76.0 million, which was $1.9 million greater than its working capital at May 31, 1996. The increase is due to higher inventories and accounts receivable partially offset by an increase in short-term borrowings in the current year.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $46.5 million at August 31, 1996 as compared to $44.9 million at May 31, 1996. No dividends were paid to stockholders during the quarter ended August 31, 1996.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

    (27) Financial Data Schedule

(B) Reports on Form 8-K

    None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAZARE KAPLAN INTERNATIONAL INC.


                                             By (s) Sheldon L. Ginsberg
                                                ____________________________
                                                Sheldon L. Ginsberg
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                (principal financial officer)

Dated: October 11, 1996