Form 10-Q
period 1996-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 1997-01-09
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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

     As of December 31, 1996, 8,061,738 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

                                    Three Months Ended         Six Months Ended
                                        November 30,              November 30,
                                        (Unaudited)               (Unaudited)
                                    ------------------        ------------------
                                    1996          1995        1996          1995
                                    ----          ----        ----          ----

Net Sales                         $  80,270    $  72,294    $ 149,671    $ 133,991
Cost of Sales                        72,501       66,537      136,370      123,557
                                  ---------    ---------    ---------    ---------
                                      7,769        5,757       13,301       10,434
                                  ---------    ---------    ---------    ---------

Selling, General &
  Administrative Expenses             3,501        3,010        6,493        5,786
Interest Expense - net                1,329        1,033        2,274        2,049
                                  ---------    ---------    ---------    ---------
                                      4,830        4,043        8,767        7,835
                                  ---------    ---------    ---------    ---------

Income before taxes
  and minority interest               2,939        1,714        4,534        2,599

Income tax provision                    284          215          377          272
                                  ---------    ---------    ---------    ---------

Income before minority interest       2,655        1,499        4,157        2,327

Minority interest in income
 /(loss) of consolidated
 subsidiary                            (249)         (30)        (405)          13
                                  ---------    ---------    ---------    ---------

Net Income                        $   2,904    $   1,529    $   4,562    $   2,314
                                  =========    =========    =========    =========
Net income per share:
Income per share                  $    0.44    $    0.25    $    0.70    $    0.37
                                  =========    =========    =========    =========

Average number of shares
  outstanding during the
  period                          6,545,116    6,222,540    6,497,793    6,229,408
                                  =========    =========    =========    =========


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                        November 30, 1966             May 31, 1996
                                                           (Unaudited)
                                                        -------------------------------------------
                                                                        (in thousands)
ASSETS

CURRENT ASSETS
Cash                                                           $  1,650                  $    905
Accounts receivable - net                                        38,438                    25,493
Inventories - rough diamonds                                      9,164                     9,320
            - polished diamonds                                  58,962                    46,979
Prepaid expenses and other
   current assets                                                13,635                    10,142
                                                               --------                  --------

               TOTAL CURRENT ASSETS                             121,849                    92,839
PROPERTY, PLANT & EQUIPMENT - Net                                 6,994                     7,198
OTHER ASSETS                                                      4,498                     5,029
                                                               --------                  --------
                                                               $133,341                  $105,066
                                                               ========                  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & other
   current liabilities                                         $ 21,831                  $ 15,770
Notes payable - other                                             3,000                     3,000
Notes payable - banks                                            17,450                      --
                                                               --------                  --------
        TOTAL CURRENT LIABILITIES                                42,281                    18,770

SENIOR NOTES AND OTHER
        LONG-TERM DEBT                                           34,230                    34,155
                                                               --------                  --------

        TOTAL LIABILITIES                                        76,511                    52,925
                                                               --------                  --------

MINORITY INTEREST                                                 6,866                     7,271
                                                               --------                  --------

STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares; issued and
   outstanding 6,261,071 and 6,176,425 shares,
   respectively                                                   6,261                     6,176
Additional paid-in capital                                       26,545                    26,098
Retained earnings                                                17,158                    12,596
                                                               --------                  --------
        TOTAL STOCKHOLDERS' EQUITY                               49,964                    44,870
                                                               --------                  --------
                                                               $133,341                  $105,066
                                                               ========                  ========



See Notes to Consolidated Financial Statement

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                       November 30,
                                                        (Unaudited)
                                                    ------------------
                                                    1996         1995
                                                    ----         ----
                                                      (in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $  4,562    $  2,314

Adjustments to reconcile net income
  to net cash provided/(used in) by
  operating activities:
  Depreciation and amortization                      1,215       1,099
  Provision for uncollectible accounts                  45          30
  Minority interest in income/(loss) of
        consolidated subsidiary                       (405)         13
  (Gain)/loss on disposition of
        fixed assets                                    19         (45)
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
         Notes and accounts receivable             (12,990)     (5,040)
         Inventories                               (11,827)     (3,017)
         Other current assets                       (3,493)     (2,213)
         Non-current assets                            (31)       (394)
         Accounts payable and other current
            liabilities                              6,061       8,784
                                                  --------    --------

Net cash provided by/(used in)
        operating activities                       (16,844)      1,531
                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets                      18         180
Capital expenditures                                  (486)       (764)
                                                  --------    --------
Net cash used in investing activities                 (468)       (584)
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase/(decrease) in short-term borrowings        17,450        (625)
Increase in long-term borrowings                        75        --
Proceeds from exercise of stock options                532        --
                                                  --------    --------

Net cash provided by/(used in)
 financing activities                               18,057        (625)
                                                  --------    --------

Net increase in cash                                   745         322

Cash at beginning of year                              905       2,532
                                                  --------    --------
Cash at end of period                             $  1,650    $  2,854
                                                  ========    ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the six months ended November 30, 1996 and 1995 and the financial position as of November 30, 1996.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. TAXES

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. At November 30, 1996, the Company's net deferred tax asset, relating primarily to operating loss carryforwards, was approximately $7,400,000 less a valuation allowance of approximately $7,400,000 resulting in no net deferred tax asset. These amounts are reduced as the Company recognizes net operating loss carryforwards during the period.

For the six months ended November 30, 1996, the Company recognized approximately $5,300,000 of net operating loss carryforwards to offset Federal, state and local income taxes.

At November 30, 1996, the Company has available U.S. net operating losses of $14.2 million which expire as follows:

                             Year               Amount
                             ----               ------

                             1999              3,000,000
                             2000              4,300,000
                             2001              3,500,000
                             2002                500,000
                             2007              1,000,000
                             2008              1,500,000
                             2010                400,000
                                             ------------
                                             $ 14,200,000
                                             ============



3. Credit Facilities

In September 1996, the Company entered into a loan agreement with one of its banks providing for an additional seasonal short-term line of credit of up to $8.0 million, with an interest rate equal to any one of a) one eighth of one percent above the bank's prime rate, b) two and one-half percent above the London Interbank Offered Rate, or c) two and one-half percent above the bank's cost of funds rate, depending on the method of borrowing selected by the Company. The Company had a balance of $2,750,000 outstanding under this agreement at November 30, 1996. All amounts borrowed under this agreement are due and payable on January 31, 1997.

In November 1996, the Company's long-term unsecured, revolving loan agreement was amended to increase the amount the Company may borrow from $27,500,000 to $35,500,000. At November 30, 1996, there was an aggregate balance outstanding of $27,500,000 under this loan agreement.

4. Common Stock Offering

On December 12, 1996, the Company completed an offering of 1,800,000 shares of its common stock at a price of $17.00 per share. The net proceeds, after offering expenses, were approximately $28.3 million. The Company intends to use the net proceeds to prepay all or a portion of the Company's outstanding Senior Notes and to repay a portion of its outstanding revolving bank loans.

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

RESULTS OF OPERATIONS

NET SALES

Net sales during the six months ended November 30, 1996 of $149.7 million were $15.7 million, or 12%, above the $134.0 million in sales during the comparable period last year. For the three month period ended November 30, net sales increased 11% to $80.3 million from $72.3 million in the second quarter last year.

Revenue from the sale of polished diamonds increased 12% to $51.2 million from $45.9 million during the comparable six month period. For the three month period ended November 30, polished diamond sales increased 28% to $33.1 million from $25.9 million. These increases were attributable to continued growth of polished diamond sales in the United States and Southeast Asia and, in the second quarter, also as a result of increased shipments, a portion of which were delayed from the first quarter, of large polished diamonds received from the Company's facility in Russia.

Rough sales increased to $98.4 million for the six months ended November 30, 1996 from $88.1 million a year ago. Rough sales increased 2% to $47.2 million for the three months ended November 30. The increases from the prior year were a result of the growth of the Company's rough buying operations in Africa.

GROSS PROFIT

Gross margin on net polished sales for the six months and three months ended November 30, 1996 was 19.1% and 19.7%, respectively. This was an increase from the margins of 14.2% and 13.4%, respectively, during the same periods last year. These increases were primarily a result of an increased number of larger size stones sold (which historically have higher margins) in the current year and polished diamond price increases implemented earlier in the year. The overall (both polished and rough diamond) gross margin on net sales for the six month and three

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

month periods ended November 30, 1996 was 8.9% and 9.7%, respectively. This compares to 7.8% and 8.0%, respectively, for the same periods last year. The overall margin increases were due primarily to the improvement of the polished diamond gross margin as compared with last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended November 30, 1996 were $6.5 million, compared to $5.8 million for this period last year. During the three months ended November 30, expenses were $3.5 million as compared to $3.0 million in the prior year. The increases were primarily attributable to higher consulting and legal expenses associated with the development of expansion opportunities, as well as higher selling commissions as a result of higher polished sales in the current year.

INTEREST EXPENSE

Interest expense for the six month period ended November 30, 1996 was $2.3 million compared to $2.1 million last year and $1.4 million in the three months ended November 30, 1996 compared to $1.1 million in the prior year. The increases were a result of higher average balances outstanding under the Company's revolving loans and lines of credit in the current year.

NET INCOME PER SHARE

Income per share is computed based on the weighted average number of shares outstanding including, as appropriate, the assumed exercise of all dilutive stock options, during each period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at November 30, 1996 was $79.6 million, which was $5.5 million greater than its working capital at May 31, 1996. The increase was due to higher inventories and accounts receivable partially offset by an increase in short-term borrowings in the current year.

On December 12, 1996, the Company completed an offering of 1,800,000 shares of its common stock. The Company intends to use the net proceeds to prepay all or a portion of its outstanding Senior Notes and to repay a portion of its outstanding revolving bank loans. In addition, during the second quarter ended November 30, 1996, the Company's long-term unsecured, revolving loan facility was increased from $27,500,000 to $35,500,000. In September 1996, the Company also entered into a loan agreement

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

with one of its banks providing for an additional seasonal short-term line of credit of up to $8.0 million which matures on January 31, 1997.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $50.0 million at November 30, 1996 as compared to $44.9 million at May 31, 1996. No dividends were paid to stockholders during the six months ended November 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(A)            Exhibits

               (27)   Financial Data Schedule


(B)            Reports on Form 8-K

               (i) Current Report on Form 8-K, dated October 31, 1996, as amended by Current Report on Form 8-K/A dated November 15, 1996, with respect to
                      Item 5 - "Other Events".

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LAZARE KAPLAN INTERNATIONAL INC.




                                            By(s) Sheldon L. Ginsberg
                                               ---------------------------------
                                            Sheldon L. Ginsberg
                                            Executive Vice President and
                                               Chief Financial Officer



Dated: January 9, 1997