Form 10-Q
period 1997-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 1997-04-04
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED FEBRUARY 28, 1997.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO__________

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

                      ------------------------------------


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

         As of March 31, 1997, 8,400,121 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)



                                 Three Months Ended         Nine Months Ended
                                FEB. 28,      Feb. 29,    FEB. 28,       Feb.29,
                                      (unaudited)              (unaudited)
                                      -----------              -----------
                                  1997         1996          1997        1996
                                  ----         ----          ----        ----
Net Sales                        $56,463     $68,072       $206,134     $202,063
Cost of Sales                     50,322      61,340        186,692      184,897
                                 -------     -------       --------     --------
                                   6,141       6,732         19,442       17,166
                                 -------     -------       --------     --------
Selling, General &
 Administrative                    2,803       2,914          9,297        8,700
Interest Expense - net               444         967          2,718        3,016
                                 -------     -------       --------     --------
                                   3,247       3,881         12,015       11,716
                                 -------     -------       --------     --------

Income before taxes,
 and minority interest             2,894       2,851          7,427        5,450

Income tax provision                  19         152            396          424
                                 -------     -------       --------     --------

Income  before
 minority interest                 2,875       2,699          7,031        5,026

Minority interest in loss
  of consolidated
  subsidiary                        (187)       (228)          (593)        (215)
                                 -------     -------       --------     --------

Net Income                       $ 3,062     $ 2,927       $  7,624     $  5,241
                                 =======     =======       ========     ========
NET INCOME PER SHARE:

Income per share                 $  0.38     $  0.47       $   1.07     $   0.84
                                 =======     =======       ========     ========
Average number of shares
 outstanding during the
 period                        8,072,573   6,270,656      7,119,355    6,242,512
                               =========   =========      =========    =========



See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS



                                              FEBRUARY 28, 1997      May 31, 1996
                                                (Unaudited)
                                              ------------------------------------
                                                         (in thousands)

ASSETS

CURRENT ASSETS
Cash                                                $ 14,571            $    905
Accounts receivable - net                             32,573              25,493
Inventories - rough diamonds                           8,819               9,320
            - polished diamonds                       54,015              46,979
Prepaid expenses and other
        current assets                                11,096              10,142
                                                    --------            --------
               TOTAL CURRENT ASSETS                  121,074              92,839
PROPERTY, PLANT & EQUIPMENT - Net                      6,827               7,198
OTHER ASSETS                                           4,172               5,029
                                                    --------            --------
                                                    $132,073            $105,066
                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & other
        current liabilities                         $ 15,159            $ 15,770
Notes payable - other                                  2,151               3,000
                                                    --------            --------
     TOTAL CURRENT LIABILITIES                        17,310              18,770

SENIOR NOTES AND OTHER LONG
        TERM DEBT                                     21,430              34,155
                                                    --------            --------

        TOTAL LIABILITIES                             38,740              52,925
                                                    --------            --------

MINORITY INTEREST                                      6,678               7,271
                                                    --------            --------

STOCKHOLDERS' EQUITY

Common stock, par value $1 per share,
 Authorized 10,000,000 shares;
 issued and outstanding, 8,398,955
 and 6,176,425 shares, respectively                    8,399               6,176
Additional paid-in capital                            58,036              26,098
Retained earnings                                     20,220              12,596
                                                    --------            --------

        TOTAL STOCKHOLDERS' EQUITY                    86,655              44,870
                                                    --------            --------

                                                    $132,073            $105,066
                                                    ========            ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Nine Months Ended
                                                       FEB. 28,             Feb. 29,
                                                               (unaudited)
                                                        ---------------------------
                                                        1997                  1996
                                                        ----                  ----
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  7,624             $  5,241

Adjustments to reconcile net income
 to net cash provided by/(used in)
 operating activities:
     Depreciation and amortization                        1,806                1,721
     Provision for uncollectible accounts                    60                   55
     Minority interest in loss of
        consolidated subsidiary                            (593)                (214)
        (Gain)/loss on sale of assets                        18                  (45)
(Increase)/decrease in assets and increase/
 (decrease) in liabilities:
     Accounts receivable                                 (7,140)              (4,097)
     Inventories                                         (6,535)              (2,848)
     Prepaid and other current assets                      (954)              (3,194)
        Non-current assets                                   14                 (418)
     Accounts payable and other current
      liabilities                                          (611)                (436)
                                                       --------             --------
Net cash used in
 operating activities                                    (6,311)              (4,235)
                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                 24                  180
Capital expenditures                                       (634)              (1,074)
                                                       --------             --------
Net cash used in investing activities                      (610)                (894)
                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                          (849)                  --
Decrease in long-term borrowings                        (12,725)                  --
Proceeds from issuance of common stock, net              33,582                   --
Proceeds from exercise of stock options                     579                    4
Increase in short-term borrowings                            --                3,200
                                                       --------             --------
Net cash provided by financing activities                20,587                3,204
                                                       --------             --------

Net increase/(decrease) in cash                          13,666               (1,925)
Cash at beginning of year                                   905                2,532
                                                       --------             --------

Cash at end of period                                  $ 14,571             $    607
                                                       ========             ========



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1. INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the nine months and three months ended February 28, 1997 and February 29, 1996 and the financial position as of February 28, 1997.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.


2. TAXES

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. At February 28, 1997, the Company's net deferred tax asset, relating primarily to operating loss carryforwards, was approximately $5,400,000 less a valuation allowance of approximately $5,400,000 resulting in no net deferred tax asset. These amounts are reduced as the Company recognizes net operating loss carryforwards during the period.

For  the  nine  months  ended   February  28,  1997,   the  Company   recognized
approximately $8,800,000 of net operating loss carryforwards to offset Federal, state and local income taxes.

At February 28, 1997 the Company has available U.S. net operating losses of $10.7 million which expire as follows:


                                            Year                      Amount
                                            ----                      ------
                                            2000                     3,800,000
                                            2001                     3,500,000
                                            2002                       500,000
                                            2007                     1,000,000
                                            2008                     1,500,000
                                            2010                       400,000
                                                                    ----------
                                                                   $10,700,000
                                                                   ===========



3. COMMON STOCK OFFERING

On December 12, 1996, the Company completed an offering of 1,800,000 shares of its common stock. In addition, on January 15, 1997 the underwriters of the public offering exercised in full their over-allotment option, purchasing an additional 330,000 shares of common stock from the Company. The public offering price of all shares of common stock sold in connection with the public offering, including the option shares, was $17.00 per share. The total net proceeds to the Company, after offering expenses, were approximately $33.6 million. The Company used a portion of the net proceeds to repay its outstanding revolving bank loans.

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

RESULTS OF OPERATIONS

NET SALES

Net sales during the nine months ended February 28, 1997 of $206.1 million were $4.0 million, or 2%, above the $202.1 million in sales during the comparable period last year. For the three month period ended February 28, net sales decreased 17% to $56.5 million from $68.1 million in the third quarter last year.

Revenue from the sale of polished diamonds increased 14% to $74.6 million from $65.7 million during the comparable nine month period. For the three month period ended February 28, polished diamond sales increased 18% to $23.4 million from $19.9 million. These increases were attributable to continued growth of polished diamond sales in the United States and Southeast Asia.

Rough sales decreased to $131.5 million for the nine months ended February 28, 1997 from $136.3 million a year ago. Rough sales decreased 31% to $33.0 million for the three months ended February 28. The decreases from the prior year were primarily attributable to lower overall sales of better quality rough diamonds by the Company's primary rough diamond supplier as well as lower purchases of rough stones from the Company's buying operation in Zaire.

GROSS PROFIT

Gross margin on net polished sales for the nine months and three months ended February 28, 1997 was 18.7% and 17.8%, respectively. The margins were 15.9% and 20.0%, respectively, during the same periods last year. The increase for the nine months was primarily a result of an increased number of larger size stones sold (which historically have higher margins) in the current year

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (CONTINUED)

and polished diamond price increases implemented earlier in the year. During the three months ended February 28, 1997 the overall mix of polished stones sold carried a slightly lower margin as compared to the prior year. The overall (both polished and rough diamond) gross margin on net sales for the nine month and three month periods ended February 28, 1997 was 9.4% and 10.9%, respectively. This compares to 8.5% and 9.9%, respectively, for the same periods last year. The overall margin increases were due primarily to the increase in polished diamond sales as a percentage of total sales as compared with last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended February 28, 1997 were $9.3 million, compared to $8.7 million for this period last year. During the three months ended February 28, expenses were $2.8 million as compared to $2.9 million in the prior year. The increase for the nine months was primarily attributable to higher consulting and legal expenses associated with the development of expansion opportunities, as well as higher selling commissions as a result of higher polished sales in the current year.

INTEREST EXPENSE

Net interest expense for the nine month period ended February 28, 1997 was $2.7 million compared to $3.0 million last year and $444,000 in the three months ended February 28, 1997 compared to $967,000 in the prior year. The decreases were a result of lower average balances outstanding under the Company's revolving loans and lines of credit in the current year as a result of using a protion of the proceeds from the Company's secondary offering to repay these obligations.

NET INCOME PER SHARE

Income per share is computed based on the weighted average number of shares outstanding, including the assumed exercise of all dilutive stock options, during each period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at February 28, 1997 was $103.8 million, which was $29.7 million greater than its working capital at May 31, 1996. The increase was primarily related to the completion of the secondary offering of 2,130,000 shares of the Company's common stock which occurred during the current quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (CONTINUED)

The net proceeds to the Company of the offering were $33.6 million.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $86.7 million at February 28, 1997 as compared to $44.9 million at May 31, 1996. No dividends were paid to stockholders during the nine months ended February 28, 1997.

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

                                            LAZARE KAPLAN INTERNATIONAL INC.



                                            By Sheldon L. Ginsberg
                                               --------------------------------
                                               Sheldon L. Ginsberg
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated: April 4, 1997