Form 10-K405
period 1997-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1997-08-28
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended                   MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to

                          Commission file number 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              13-2728690
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)              (Identification No.)

          529 FIFTH AVENUE, NEW YORK, NY                     10017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 31, 1997, 8,473,156 shares of the registrant's common stock were outstanding, and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's stock on the American Stock Exchange at that date was $77,097,219.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1997 definitive proxy statement to be filed with the Commission-- incorporated by reference into Part III.

         1997 Annual Report to Stockholders for the fiscal year ended May 31, 1997 to be filed with the Commission--incorporated by reference into Parts II and IV.

Item 1
          The Company

                  Lazare Kaplan International Inc., which began its business in 1903, is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest producer of ideal cut diamonds. In addition, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and through select retail jewelers. Those stones purchased by the Company and not selected for manufacturing are promptly resold as rough diamonds in the marketplace. The Company is also engaged in the trading of rough diamonds. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

                  The Company's marketing strategy in the selling of Lazare Diamonds is directed primarily toward quality conscious consumers throughout the United States, the Far East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including those with international reputations and those known only in their communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image. The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system for its ideal cut diamonds which allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry which features Lazare Diamonds.

                  An important element of the Company's strategy is the promotion of the Lazare Diamonds brand name. Every Lazare Diamond bears a laser inscription on its outer perimeter, invisible to the naked eye, containing the Lazare Kaplan logo and an identification number unique to the stone. The laser signature also allows consumers to register their Lazare Diamonds with the Company under its program, The Lazare Diamond Registry'r', thereby providing proof of ownership in case of loss or theft.

                  The Company's principal supplier of rough diamonds is the Diamond Trading Company (the "DTC"), an affiliate of De Beers Centenary AG. Based on published reports, the Company believes that the DTC controls approximately 75% of the value of world rough diamond output. The Company has been a client of the DTC for more than 50 years. In order to diversify its sources of rough diamond supply, however, the Company has broadened its purchasing capabilities throughout Africa and has an office in Antwerp to supplement its rough diamond needs by secondary market purchases. The Company also has expanded its operations and entered into relationships with other primary source suppliers. The Company believes that this ability to diversify rough diamond sourcing allows it to maintain quantities and qualities of polished inventory that best meet its customers' needs.

                  The Company currently has four manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the world. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. In 1993 the Company opened its factory, located in Molepolole, Botswana, which is operated in partnership with the Government of Botswana. This state-of-the-art factory expands the Company's product line by cutting and polishing ideal cut diamonds in smaller sizes (generally smaller than 1/5 of a carat in size) than those produced in Puerto Rico. The Company's third manufacturing operation is conducted in cooperation with the Russian Government agency responsible for diamond exports and the Russian national stockpile and is located at this agency's facility in Moscow, Russia. The Company believes this facility, opened in 1991, is one of the largest factories in the world primarily dedicated to the cutting and polishing of large rough diamonds. The fourth manufacturing facility is conducted pursuant to an agreement with AK Almazi Rossii Sakha (ARS) of Russia. The factory, which was equipped and staffed during fiscal year 1997, has recently completed the production of its first polished stones. At full capacity, the Company and ARS expect that the factory will process in excess of $45 million per year of large rough gem diamonds.

                  Lazare Kaplan International Inc. was incorporated in 1972 under the laws of the State of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company's principal stockholder is Maurice Tempelsman, the Chairman of the Board. Mr. Tempelsman and his son, Leon Tempelsman, are the only general partners of Leon Tempelsman & Son ("LTS"), a New York limited partnership which holds 1,528,416 shares of common stock. In addition, Maurice Tempelsman is the direct beneficial holder of 1,910,409 shares of common stock and Leon Tempelsman is the direct beneficial holder of 55,000 shares of common stock. The aggregate number of common shares held by Maurice Tempelsman and Leon Tempelsman, directly and indirectly, is 3,625,788 constituting 42.8% of the Company's issued and outstanding common stock.

Diamond Supply

                  Rough Diamonds

                  The Company's business is dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Ghana, Guinea, Ivory Coast, Namibia, Russia, Sierra Leone, South Africa and the Republic of the Congo (formerly Zaire) account for more than 90% of present world rough gem diamond production. The Central Selling Organization (the "CSO"), which is affiliated with De Beers Centenary AG, a Swiss company, is the primary world-wide marketing mechanism of the diamond industry. The CSO seeks to maintain an orderly and stable market for diamonds by regulating the quantity and selection of diamonds that reach the market. This is achieved either by directly owning diamond mines, entering into multi-year purchase agreements with host governments, or by purchasing diamonds in the secondary market. Sales for the CSO are made in London by the Diamond Trading Company (the "DTC") to a select group of clients ("sightholders") which, according to published reports, number approximately 160, including the Company. Based upon published reports, the Company believes that approximately 70-75% of the world diamond output is purchased for resale by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

                  Historically, the Company's principal supplier of rough diamonds has been the DTC, which periodically invites its clients to submit their requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings of rough diamonds ("sights") held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC's stated price, an assortment of rough diamonds known as a "series", the composition of which attempts to take into account the qualitative and quantitative requirements of the Company based on requests submitted to the DTC by the Company. The Company has been a sightholder for more than 50 years. The Company's subsidiary in Botswana is also a sightholder.

                  In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers, has expanded its rough diamond purchasing capabilities throughout Africa, and has established an office in Antwerp to supplement its rough diamond needs by making purchases in the secondary market. For the three years ended May 31, 1997, 1996 and 1995, approximately 40%, 50% and 47%, respectively, of the Company's rough diamond purchases were from the DTC.

                  In December 1994 the Company reached an agreement with the Empresa Nacional de Diamantes de Angola ("Endiama"), Angola's national diamond mining company, pursuant to which the Company was granted a license to purchase rough diamonds from local Angolan miners and export such diamonds for resale. This is one of three such licenses granted by Endiama. The agreement entitles the Company to establish buying offices throughout Angola, the first of which was set up during 1995 in Luanda, the capital of Angola. The Company currently has three buying offices located in Angola, including the office in Luanda, and intends to establish additional buying offices in the future. The agreement will run for a term of five years and is subject to renewal thereafter.

                  In July 1996 the Company signed a five year agreement, approved by the Government of Angola, for the supply of a portion of the rough diamonds mined in Angola and the joint cutting, polishing and marketing of a portion of that production. The agreement, entered into with Endiama and Sociedade Angolana de Exploracao, Lapidacao e Commercializacao de Diamantes, a company owned by a consortium of Angolan investors, provides for Endiama to sell to the Company a portion of the rough diamonds mined in Angola consisting of sizes and qualities selected by the Company as being suitable for cutting and sale as polished diamonds, or for resale as rough diamonds. Purchases under this arrangement began in August 1996. The Company intends to cut and polish the rough diamonds at its existing facilities. After an agreed period of consistent, uninterrupted supply of rough diamonds, a feasibility study will be undertaken by the Company to examine the economic viability of establishing a diamond cutting factory in Angola. In the agreement, the parties acknowledge that it is their long-term intention to create a diamond polishing facility in Angola with the capacity for polishing at least $40 million of rough diamonds per year. However, the arrangement is now in an early stage and there can be no assurances that the Company will be supplied with suitable diamonds for cutting and polishing, that the Company will be supplied with a sufficient and consistent quantity of diamonds, or that the feasibility study will result in a recommendation to proceed with the creation of the polishing operation.

                  In November 1993, the Company reached an agreement with the Ghanaian Government, Ghana Consolidated Diamonds Limited and De Beers Centenary pursuant to which, the parties would, subject to a feasibility study, form a new company to acquire, expand and operate the Akwatia/Birim Diamond and Gold Concessions now owned by Ghana Consolidated Diamonds. In June, 1995 DeBeers Centenary announced that its feasibility study was complete, and although during the feasibility period output at the mine increased significantly as a result of changes made to operations and revenue increased, DeBeers informed the Company and the Ghanaian Government that it had withdrawn from the project stating its belief that the cost of its participation will likely outweigh the economic potential it may realize. During the fourth quarter of fiscal 1997 the Company decided to discontinue its efforts to organize and participate in the privatization of the Ghanaian diamond deposits. The nature of these deposits, consisting of small size low quality stones which continued to be in oversupply and under price pressure in the marketplace, the continued decline in monthly mine production, and the inability towards the end of the fiscal year to reach agreement with the Ghanaian Government on the terms of future marketing rights were the primary reasons for this decision.

                  The Company believes that it has good relations with its suppliers, that its trade reputation and established customer base will continue to assure access to primary sources of diamonds and that its sources of supply are sufficient to enable the Company to meet its present and foreseeable needs. However, the Company's sources of supply could be affected by political and economic developments in producing countries over which the Company has no control. While the Company believes that alternative sources of supply may be available, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on its ability to purchase rough diamonds.

Cutting and Polishing

                  The Company and its subsidiaries currently have four primary cutting and polishing operations, one located in Puerto Rico, one located in Botswana, and two located in Moscow, Russia, the first of which is conducted in cooperation with the Russian Government organization responsible for diamond policy and the Russian national stockpile. Under this arrangement, rough diamonds supplied by this organization are polished by Russian technicians in Moscow, under the management and supervision of Company technical personnel and subsequently marketed by the Company. The diamonds, which are primarily commercial quality diamonds, are sold through the Company's worldwide distribution network. The proceeds from the sale of these polished gems are shared by the parties. In June 1996, the Company renewed its five year contract calling for the continuation and expansion of this joint cutting facility. However, due to internal Russian Government delays, there have been no diamonds officially exported from Russia since the beginning of calendar year 1997. Based upon statements made by Russian Government officials, the Company believes that the issuance of a new Presidential Decree and government procedures, which will facilitate trade and export of finished diamonds, are imminent. In line with the overall delay of diamond exports from Russia, the Company has not received any shipment of polished diamonds produced from this facility during the 1997 calendar year. The Company believes that it will recapture lost sales once these polished diamonds are exported.

                  The second factory in Russia was first announced in July 1996 when the Company announced that it had reached an agreement, for a term of ten years, with AK Almazi Rossii Sakha (ARS) of Russia for the cutting, polishing and marketing of large rough gem diamonds. According to published reports, ARS is the largest producer of rough diamonds in Russia with annual production in excess of $1.3 billion, accounting for over 20% of the world's supply of diamonds. Under the terms of the agreement, the Company has equipped a diamond cutting factory which was completed in February 1997 within the ARS facility in Moscow. This new facility is staffed by Russian technicians and managed and supervised by Company personnel. ARS has agreed to supply a minimum of $45 million per year of large rough gem diamonds selected by the Company as being suitable for processing in this facility. In May 1997, the facility completed production of its first polished stones. The Company has agreed to sell the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after reimbursement of costs incurred by each of the parties, generally will be shared equally with ARS. The agreement does not require the Company to advance funds for the purchase of rough diamonds. This agreement will serve as a long-term off-take arrangement to secure the repayment of the $60 million financing to be received by ARS from a United States commercial bank and to be guaranteed by the Export-Import Bank of the United States ("Ex-Im") for the purchase by ARS of U.S. manufactured mining equipment. This equipment will be used by ARS to increase production in its diamond mines. The Ex-Im has stated that this agreement is the first transaction approved under the Ex-Im's General Project Incentive Agreement with the Ministry of Finance and the Central Bank of the Russian Federation signed in December 1993.

                  The Company believes that its factory in Puerto Rico is the largest cutting and polishing facility in the United States. Each rough diamond received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by proprietary computer software, determine whether to cut the rough diamond to ideal proportions, or to commercial proportions, or resell the rough diamond. The shape of the rough diamond, its color, clarity, size, potential profitability and salability, are among the criteria used in making such determinations. The Company's production workers are compensated principally on a piece rate basis. The Company has an incentive program that rewards its factory managers and supervisors for maximizing the manufactured results based on the following criteria: gross margin, yield (rough weight to polished weight conversion) and efficiency.

                  Rough diamonds selected for cutting are analyzed and where desirable are sorted for sawing or cleaving to achieve the desired shape and to eliminate imperfections. They are then cut and polished into finished gems. Each finished ideal cut diamond (weighing .18 carats and larger) which is marketed as a Lazare Diamond is then inscribed with the Lazare Kaplan logo and its own identification number by the Company's patented laser inscription process. All of these operations are performed by the Company's employees. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. The Company has undertaken a worker training program at its facility in Puerto Rico to ensure a constant flow of skilled labor to satisfy its needs for further growth.

                  Through its subsidiary, Lazare Kaplan Botswana (Pty) Limited, the Company, pursuant to a long term license issued by the Government of Botswana, owns and operates a manufacturing facility in Molepolole, Botswana. Lazare Kaplan Botswana began operations in this facility in early 1993. The factory, which is a state-of-the-art facility, uses both automated and manual equipment and is committed to train and employ Batswana workers. As of July 31, 1997, there were 522 employees at this facility, of whom 25 were trainees. This factory cuts and polishes rough diamonds to ideal proportions in sizes that currently are not processed at the Company's facility in Puerto Rico. The factory is concentrating on the manufacture of rough diamonds of somewhat smaller size (generally smaller than 1/5 carat in size). The size range manufactured will be expanded as the skills of its employees are developed. During August 1994, the Company completed its transaction with the Botswana Development Corporation ("BDC") whereby the BDC invested 21.8 pula (approximately $8.0 million) for an equity position in Lazare Kaplan Botswana (Pty) Ltd. The investment is in the form of common shares and cumulative, redeemable, non-voting participating preference shares. As a result of this transaction, the Company owns 60% of Lazare Kaplan Botswana (Pty) Ltd., the BDC owns 34.9% and the Government of Botswana owns 5.1%. Lazare Kaplan Botswana purchases rough diamonds on its own account directly from the DTC, as well as from third party sources, for manufacture in the Botswana factory. Botswana is widely regarded today as the most important rough gem diamond producing country in the world.

                  The Company believes that it is recognized in the diamond industry for the high quality and brilliance of the gems it cuts and that it also enjoys a reputation as an imaginative and innovative cutter of large and difficult diamonds.

Pricing

         Rough Diamond Prices

                  Through its control of approximately 70-75% of the value of the world diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds to maintain an orderly market by adjusting supplies in the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could materially adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

                  According to published reports, during 1995 there was an emergence of a two-tier market for rough diamonds. The first tier is comprised of better quality rough diamonds, for which the DTC continues to maintain an orderly market. The Company conducts its cutting and polishing operations almost exclusively in this segment of the market. The second tier is comprised of small, less expensive, imperfect rough diamonds. The prices for these diamonds are determined principally by supply and demand. Consequently, there has been considerable volatility in the prices of less expensive diamonds since 1995. Because the Company focuses primarily on better quality rough diamonds, this volatility has not had a significant effect on the Company.

         Polished Diamond Prices

                  Over the past 60 years, increases in the price of rough diamonds have generally resulted in a corresponding increase in the price of polished diamonds. During the period of high inflation in the late 1970's, investors speculated in hard assets, driving polished diamond prices to exceptionally high levels which in turn caused significant increases in the cost of rough diamonds. However, the moderation of inflation during the early 1980's resulted in a sudden and massive shift of investments from hard assets to financial instruments, resulting in dramatic price declines for polished diamonds which caused a market liquidity crisis as prices of some categories of polished diamonds fell below the inventory costs of such diamonds. Since this period in the early 1980's, the Company believes the pricing of polished diamonds has returned to its historical pattern of responding to increases in the pricing of rough diamonds. However, there can be no assurance that volatility in the price of polished diamonds could not occur again. Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory losses, lower sales and lower margins.

                  The Company has broadened its sales base and implemented strict inventory, pricing and purchasing controls which it believes could lessen the impact of fluctuations in the price of rough and polished diamonds. These include computerized rough diamond evaluation programs, automatic economic order quantity models and inventory utilization programs.

Marketing, Sales and Distribution

         Marketing Strategy

                  The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, the Far East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including both those with international reputations and those known only in their communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image.

                  The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system for its diamonds, which allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry that features Lazare Diamonds.

                  A key element of the Company's strategy is the promotion of the Lazare Diamonds brand name directly to consumers. The Company is able to market its diamonds under a brand name to retailers because (a) the ideal cut differentiates the Company's diamonds from commercial diamonds in the marketplace and (b) each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's unique laser inscription process, thus authenticating the diamonds. The Company holds a domestic patent, which expires in 2000, and various international patents for this process. In addition, the Company has a domestic patent-pending for a new and improved laser inscription process.

                  The Company's decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product.

                  Building awareness and acceptance of Lazare Diamonds is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. The advertising program includes usage of a toll-free number which consumers may call to receive additional information about the product and to be referred to jewelers carrying Lazare Diamonds and Lazare Diamond jewelry in their geographic area. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company has no current plans to sell its diamonds directly to consumers and intends to continue concentrating its marketing efforts towards the quality retail jeweler.

                  The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

Sales and Distribution

                  While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 40,000 jewelry stores in the United States, over 25,000 retailers in Japan and over 60,000 retail stores in Europe. The Company's sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated) and, to a lesser extent, to jewelry manufacturers and wholesalers. Full time regional sales representatives located throughout the United States, Hong Kong and Antwerp, are compensated on a commission basis and handle sales throughout their respective territories.

                  The Company's sales force is supported by a New York based telemarketing department. Sales to certain of the Company's largest accounts are handled by headquarters personnel. Most of the Company's major accounts are customers of long standing.

                  The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Thailand, Korea, Malaysia and Indonesia. In October 1996, Aiwa Co., Ltd. ("Aiwa"), the Japanese distributor with whom the Company has had a marketing relationship since 1972, announced that it entered into an agreement in Japan with Seiko Corporation ("Seiko"), one of the world's largest watchmakers. In connection with this agreement, the Company and Aiwa intend that Seiko will act as the exclusive distributor in Japan for Lazare Diamonds. The Company plans to form a joint venture in Japan with Aiwa (to be know as Lazare Kaplan Japan) to provide promotional and other support services to Seiko. This joint venture will implement an arrangement whereby Seiko will distribute, market and promote Lazare Diamonds in Japan. It is anticipated that Seiko will ultimately supply Lazare Diamonds to 300-400 retailers in Japan. Seiko is generally recognized as a leader in consumer brand marketing and has a well developed network of contacts and retailers. Aiwa, with a distribution network of over 150 retailers and wholesalers, will continue to be an important customer of the Company's non-branded polished diamonds.

                  The Company uses a comprehensive sorting and inventory classification system for grading color and clarity of its ideal cut polished diamonds. This system, combined with the fact that the Company's stones are uniformly cut to ideal proportions, reduces and in some cases eliminates the need for customers to view diamonds before placing orders. The system enables customers to standardize their inventories, order by mail or telephone and minimize their inventory investment.

                  The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                          Years ended May 31,
                                                       1995      1996      1997
                                                        ---       ---       ---
Percentage of Net Sales to Customers

      United States                                      25%       23%       22%
      Far East                                           13%        8%        9%
      Europe, Israel & other                             62%       69%       69%
                                                        ---       ---       ---
                                                        100%      100%      100%
                                                        ===       ===       ===

                  The world's rough diamond trading market is primarily located in Belgium and Israel; therefore, the majority of the Company's rough diamond sales have been transacted with foreign customers. The foreign sales in 1995 reflects lower rough diamond sales in 1995 as compared to 1996. In 1996, due to an increase in production and sales of polished diamonds, the Company sold a greater portion of its polished diamonds domestically than it had in prior years. Offsetting this percentage increase in domestic sales was a continued increase in rough diamond sales to foreign customers.

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

Competition

                  The polished and rough diamond business is highly competitive. While the Company believes that it has achieved a reputation as a leading cutter and distributor of high quality diamonds, it faces competition in sales to its customers in the United States and abroad from many other suppliers. In addition, the Company sells rough diamonds in the competitive world market. A substantial number of cutters and polishers and traders, some of which the Company believes to be larger or to have greater financial resources than the Company, sell diamonds of all qualities to the Company's customers.

                  The Company believes there are significant barriers to entry by potential competitors into the business of manufacturing ideally proportioned diamonds. Among the most important of these barriers are the need for significant working capital to purchase rough diamonds and hold polished inventory, the access to adequate supplies of rough diamonds, the limited number of persons with the skills necessary to cut ideally proportioned diamonds, the difficulty in obtaining access to upscale channels of distribution, the importance of public recognition of an established brand name and the establishment of computer systems to gauge and monitor the manufacturing and distribution network.

Employees

                  At July 31, 1997, the Company had 682 full-time employees. The Company also has 6 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workmen. The Company also has a program in Botswana through which it trains cutters and polishers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

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

                  The Company leases office space in Hong Kong for a term expiring April 30, 1998 at an annual rental rate of approximately $50,000 (384,800 Hong Kong dollars).

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

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Executive Officers of the Registrant

                  The following table sets forth information regarding executive officers of the Company.

NAME                           POSITION                        AGE

Maurice Tempelsman       Chairman of the Board                  68

Leon Tempelsman          Vice Chairman of the                   41
                         Board and President

George R. Kaplan         Vice Chairman of the                   79
                         Board

Sheldon L. Ginsberg      Executive Vice President and           43
                         Chief Financial Officer

Robert Speisman          Vice President - Sales                 44

         All officers were elected at the Annual Meeting of Stockholders held in November 1996, and hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

         Maurice Tempelsman is the Chairman of the Board and a director of the Company and a general partner of Leon Tempelsman & Son, a partnership with interests in the international diamond and mining industries. He has held these positions since 1984. Maurice Tempelsman is the father of Leon Tempelsman and the father-in-law of Robert Speisman.

         Leon Tempelsman is the Vice Chairman of the Board, the President and a director of the Company and a general partner of Leon Tempelsman & Son. He has held these positions since 1984. Leon Tempelsman is the son of Maurice Tempelsman and the brother-in-law of Robert Speisman.

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

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                  Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference from pages 5 to 9 of the Registrant's Annual Report.

Item 8.   Financial Statements and Supplementary Data

                  (a) The following financial statements and supplementary data are hereby incorporated by reference from pages 10 to 24 of the Registrant's Annual Report.

                  (i)      Report of Ernst & Young LLP

                  (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 1997.

                  (iii) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 1997.

                  (iv) Consolidated Balance Sheets as at May 31, 1997 and May 31, 1996.

                  (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 1997.

                  (vi)     Notes to Consolidated Financial Statements.

Part III

                  Except for information regarding Executive Officers of the Registrant, which, in accordance with Instruction G to Form 10-K, is included in
Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein from the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 1997.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

         (a)      1.       The response to this portion of Item 14 is set forth
                            in Item 8 of Part II hereof.

                  2.       Financial Statement Schedule

                           Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 1997.

                           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         LAZARE KAPLAN INTERNATIONAL INC

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



      COLUMN A                                              COLUMN B                COLUMN C               COLUMN D      COLUMN E
      --------                                             ---------                --------               --------      ----------
                                                                                   Additions
                                                                            ---------------------------
                                                           Balance at        Charged to      Charged to                   Balance at
                                                           beginning        costs and     other accounts  Deductions        end
      Description                                          of period         expenses        describe      describe      of period

YEAR ENDED MAY 31, 1997:

Allowance for doubtful accounts                             $281,265         $(25,000)     $    --         $ 93,778(A)      $162,487
                                                            --------         --------      -----------     --------         --------

YEAR ENDED MAY 31, 1996:

Allowance for doubtful accounts                             $220,046         $ 70,000      $    --         $  8,781(A)      $281,265
                                                            --------         --------      -----------     --------         --------

YEAR ENDED MAY 31, 1995:

Allowance for doubtful accounts                             $165,169         $ 70,000      $    --         $ 15,123(A)      $220,046
                                                            --------         --------      -----------     --------         --------



(A) Amounts written off

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K (continued)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1997.

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

             (i) Loan Agreement, dated May 14, 1996 among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York incorporated herein by reference to Exhibit 10(i) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1996 filed with the Commission on August 28, 1996.

             (j) Cooperation Agreement, dated July 5, 1996, among the Registrant, Empresa Nacional de Diamantes de Angola and Sociedade Angolana de Exploracao, Lapidacao e Commercializacao de Diamantes - incorporated herein by reference to Exhibit (1) to Current Report on Form 8-K of the Registrant filed with the Commission on October 31, 1996 (certain portions of this agreement are subject to confidential treatment).

             (k) Cooperation Agreement, dated July 15, 1996 between the Registrant and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to Current Report on Form 8-K/A of the Registrant filed with the Commission on November 18, 1996 (certain portions of this agreement are subject to confidential treatment).

             (l) Amendment No. 1, dated as of November 29, 1996, to Loan Agreement, dated May 14, 1996, among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(1) to Amendment No. 2 to Registration Statement on Form S-2 of the Registrant filed with the Commission on December 11, 1996.

             (m) Rights Agreement, dated as of July 31, 1997, between the Registrant and ChaseMellon Shareholder Services, LLC - incorporated herein by reference to Exhibit 99.1 to Form 8-A of the Registrant filed with the Commission on August 26, 1997.

             (n) Amendment No. 2, dated as of May 30, 1997, to Loan Agreement, dated May 14, 1996, among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York.

             (o) Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc.

             (p) Sheldon L. Ginsberg Retirement Benefit Plan of Lazare Kaplan International Inc.

             (q) Robert Speisman Retirement Benefit Plan of Lazare Kaplan International Inc.

(13) 1997 Annual Report to Security Holders - incorporated herein by reference to the 1997 Annual Report to Stockholders of the Registrant to be filed with the Commission.

(21)      Subsidiaries

(23) Consent of Ernst & Young LLP.

(27)      Financial Data Schedule

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LAZARE KAPLAN INTERNATIONAL INC.

                           By /s/ Leon Tempelsman
                             ___________________________________________________

                             Leon Tempelsman, Vice Chairman and President
                              (principal executive officer)

                           By /s/ Sheldon L. Ginsberg
                             ___________________________________________________
                              Sheldon L. Ginsberg, Executive Vice President and Chief Financial Officer (principal financial officer)

Dated:  August 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                            Title                             Date
(s) Maurice Tempelsman                         Chairman of the                   August 28, 1997
---------------------------------              Board of Directors
Maurice Tempelsman)

(s) Leon Tempelsman                            Vice Chairman of the              August 28, 1997
---------------------------------              Board of Directors
(Leon Tempelsman)
(s) George R. Kaplan                           Vice Chairman of the              August 28, 1997
---------------------------------              Board of Directors
(George R. Kaplan)

(s) Lucien Burstein                            Director                          August 28, 1997
---------------------------------
(Lucien Burstein)

(s) Myer Feldman                               Director                          August 28, 1997
---------------------------------
(Myer Feldman)

(s) Michael W. Butterwick                      Director                          August 28, 1997
---------------------------------
(Michael W. Butterwick)

(s) Sheldon L. Ginsberg                        Director                          August 28, 1997
---------------------------------
(Sheldon L. Ginsberg)

(s) Robert Speisman                            Director                          August 28, 1997
---------------------------------
(Robert Speisman)

                        LAZARE KAPLAN INTERNATIONAL INC.

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No. 1-7848
May 31, 1997
                                  EXHIBIT INDEX


         Exhibit                                                                         Page No.

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

                                       22









         Exhibit                                                                         Page No.

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


                                       23











         Exhibit                                                                         Page No.

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

         (i)      Loan Agreement, dated May 14, 1996 among the Registrant, Fleet
                  Bank, N.A. and Bank Leumi Trust Company of New York incorporated herein by reference to Exhibit 10(i) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1996 filed with the Commission on August 28, 1996.

         (j)      Cooperation Agreement, dated July 5, 1996, among the
                  Registrant, Empresa Nacional de Diamantes de Angola and Sociedade Angolana de Exploracao, Lapidacao e
                  Commercializacao de Diamantes - incorporated herein by reference to Exhibit (1) to Current Report on Form 8-K of the Registrant filed with the Commission on October 31, 1996 (certain portions of this agreement are subject to confidential treatment).


                                       24











                                                                                          Page No.
                                                                                          --------

         (k)      Cooperation Agreement, dated July 15, 1996 between the
                  Registrant and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to Current Report on Form 8-K/A of the Registrant filed with the Commission on November 18, 1996
                  (certain portions of this agreement are subject to confidential treatment).

         (l)      Amendment No. 1, dated as of November 29, 1996, to Loan
                  Agreement, dated May 14, 1996, among the Registrant,
                  Fleet Bank, N.A. and Bank Leumi Trust Company of New
                  York - incorporated herein by reference to Exhibit 10(1)
                  to Amendment No. 2 to Registration Statement on Form S-2 of the Registrant filed with the Commission on December 11, 1996.

         (m)      Rights Agreement, dated as of July 31, 1997, between the
                  Registrant and ChaseMellon Shareholder Services, LLC -- incorporated herein by reference to Exhibit 99.1 to Form 8-A of the Registrant filed with the Commission on August 26, 1997.

         (n)      Amendment No. 2, dated as of May 30, 1997, to Loan
                  Agreement, dated May 14, 1996, among the Registrant,
                  Fleet Bank, N.A. and Bank Leumi Trust Company of New York.                 26

         (o)      Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan
                  International Inc.                                                         41

         (p)      Sheldon L. Ginsberg Retirement Benefit Plan of Lazare Kaplan
                  International Inc.                                                         80

         (q)      Robert Speisman Retirement Benefit Plan of Lazare Kaplan
                  International Inc.                                                        119

(13)     1997 Annual Report to Security Holders - incorporated
         herein by reference to the 1997 Annual Report to Stock
         holders of the Registrant to be filed with the Commission.                         158

(21)     Subsidiaries                                                                       184

(23)     Consent of Ernst & Young LLP                                                       185

(27)     Financial Data Schedule                                                            186




                                       25



                            STATEMENT OF DIFFERENCES
                            ------------------------

 The registered trademark symbol shall be expressed as .....................'r'