Form 10-Q
period 1997-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1997-10-14
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED AUGUST 31, 1997

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM           TO
          ---------    ----------

                           Commission File No. 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               13-2728690
       (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                  Identification No.)

          529 FIFTH AVENUE, NEW YORK,                       NY 10017
    (Address of principal executive offices )              (Zip Code)

                                 (212) 972-9700
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                  No
                           -------                 ----------

         As of September 30, 1997, 8,509,466 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                  Three Months Ended
                                                      August 31,
                                                     (Unaudited)
                                                  -------------------
                                                  1997           1996
                                                  ----           ----
Net Sales                                        $45,245        $69,400
Cost of Sales                                     42,693         63,868
                                                 -------        -------
                                                   2,552          5,532
                                                 -------        -------

Selling, General & Administrative Expenses         3,211          2,992
Interest Expense - net                               420            945
                                                 -------        -------
                                                   3,631          3,937
                                                 -------        -------
Income/(loss) before taxes and
   minority interest                              (1,079)
                                                                  1,595
Income tax provision/(benefit) (Note 2)             (168)            93
                                                 -------        -------
Income/(loss) before minority interest              (911)         1,502

Minority interest in loss
   of consolidated subsidiary                       (252)          (157)
                                                 -------        -------
Net Income/(Loss)                               ($   659)       $ 1,659
                                                 =======        =======

Net Income/(Loss) per share

Income/(loss) per share                          $ (0.08)       $  0.26
                                                 =======        =======
Average number of shares outstanding
  during the period                            8,668,634      6,484,029
                                               =========      =========



See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


                                          AUGUST 31, 1997     May 31, 1997
                                            (unaudited)
                                          ----------------------------------
                                                     (in thousands)
ASSETS

CURRENT ASSETS
Cash                                        $  3,718            $ 10,338
Accounts receivable - net                     31,959              29,632
Inventories - rough diamonds                  18,868              11,395
            - polished diamonds               58,446              54,803
Prepaid expenses and other
 current assets                                9,103              11,149
Deferred tax assets                            3,875               3,675
                                            --------            --------
          TOTAL CURRENT ASSETS               125,969             120,992

PROPERTY, PLANT & EQUIPMENT - net              7,620               6,726
OTHER ASSETS                                   2,067               2,361
                                            --------            --------
                                            $135,656            $130,079
                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & other
  current liabilities                       $ 22,014            $ 14,358
Notes payable - other                           -                  1,343
                                            --------            --------
               TOTAL CURRENT LIABILITIES      22,014              15,701

SENIOR NOTES AND OTHER LONG-TERM DEBT         17,145              17,145
DEFERRED TAX LIABILITIES                         300                 300
                                            --------            --------
               TOTAL LIABILITIES              39,459              33,146
                                            --------            --------
MINORITY INTEREST                              6,137               6,389
                                            --------            --------

STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 10,000,000 shares;
   issued and outstanding, 8,505,156
   shares and 8,407,121 shares                 8,505               8,407
Additional paid-in capital                    58,136              58,059
Retained earnings                             23,419              24,078
                                            --------            --------
        TOTAL STOCKHOLDERS' EQUITY            90,060              90,544
                                            --------            --------
                                            $135,656            $130,079
                                            ========            ========


See Notes to Consolidated Financial Statements.

CONSOLIDATED SUMMARY OF CASH FLOWS


                                                             Three Months Ended
                                                                 August 31,
                                                                (unaudited)
                                                            --------------------
                                                            1997           1996
                                                            ----           ----
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)                                         $   (659)     $  1,659

Adjustments to reconcile net income/(loss)
   to net cash provided by/(used in)
       operating activities:
   Depreciation and amortization                               571           619
   Provision for uncollectible accounts                         15            15
   Minority interest in income/(loss) of
      consolidated subsidiary                                 (252)         (157)
   Benefit from deferred income taxes                         (200)           -
   Loss on disposition of fixed assets                           -            22
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
   Accounts receivable                                      (2,342)       (3,092)
   Inventories                                             (11,116)       (5,584)
   Other current assets                                      2,046        (1,015)
   Non-current assets                                           -            (42)
   Accounts payable and other current
      liabilities                                            7,656         1,247
                                                           -------       -------
Net cash used in
   operating activities                                     (4,281)       (6,328)
                                                           -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                           -             11
   Capital expenditures                                     (1,171)         (346)
                                                           -------       -------
   Net cash used in investing activities                    (1,171)         (335)
                                                           -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(decrease) in short-term
     borrowings                                             (1,343)        6,460
   Increase in long-term debt                                   -             75
   Proceeds from exercise of stock options                     175            50
                                                           -------       -------

   Net cash provided by/(used in)
     financing activities                                   (1,168)        6,585
                                                           -------       -------
   Net (decrease) in cash                                   (6,620)          (78)
   Cash at beginning of year                                10,338           905
                                                           -------       -------
   Cash at end of period                                   $ 3,718       $   827
                                                           =======       =======


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. INTERIM FINANCIAL REPORTING

These financial statements have been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal, recurring nature, necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 1997 and 1996 and the financial position as of August 31, 1997.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. TAXES

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards, is approximately $6,500,000 less a valuation allowance of approximately $2,925,000 resulting in a net deferred tax asset of $3,575,000.

For the three months ended August 31, 1997, the Company generated approximately $500,000 of net operating losses which can be used to offset future Federal, state and local income taxes.

At August 31, 1997, the Company has available U.S. net operating losses of $10.7 million which expire as follows:

                       Year                     Amount
                       ----                     -------
                       2000                  $ 3,300,000
                       2001                    3,500,000
                       2002                      500,000
                       2007                    1,000,000
                       2008                    1,500,000
                       2010                      400,000
                       2013                      500,000
                                             -----------
                                             $10,700,000
                                             -----------

3. COMMON STOCK OFFERING

On December 12, 1996, the Company completed an offering of 1,800,000 shares of its common stock. In addition, on January 15, 1997 the underwriters of the public offering exercised in full their over-allotment option, purchasing an additional 330,000 shares of common stock from the Company. The public offering price of all shares of common stock sold in connection with the public offering, including the option shares, was $17.00 per share. The total net proceeds to the Company, after offering expenses, were approximately $33.6 million. The Company used a portion of the proceeds to repay its outstanding revolving bank loans.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
INTRODUCTION

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1- "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

RESULTS OF OPERATIONS

NET SALES

Net sales during the three month period ended August 31, 1997 were $45.2 million compared to $69.4 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds was $18.2 million and was equal to polished sales for the first quarter last year. Polished diamond revenue continued to be impacted by the delay of shipment of large gem quality polished stones from the Company's factories in Russia. The Company believes that these delays are a result of the reorganization of the legislation governing the overall Russian diamond industry and are temporary. Excluding sales of polished stones from Russia, other polished revenues increased more than 10% during the first quarter of this year versus last year.

Rough sales were $27.1 million for the three months ended August 31, 1997 compared to $51.2 million in the first quarter last year. The decrease from the prior year was partially attributable to lower sales of better quality rough diamonds to the marketplace by the Company's primary rough diamond supplier, as well as a result of the closure of the Company's buying operations in the former Zaire earlier in the calendar year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------
GROSS PROFIT

During the quarter, gross margin on net polished sales was 11%, compared to 18% in the comparable quarter last year, and 13% during the immediately preceding quarter. The margins were impacted by increased costs of rough diamonds which the Company has yet to reflect in the selling price of its polished diamonds and by the decreased sales of stones produced at the Company's factories in Russia. During the quarter, overall (both polished and rough diamond) gross margin on net sales was 5.6% compared to 8.0% for the same period last year. The decrease from the prior year was primarily due to the lower margins realized on polished sales during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter ended August 31, 1997 were $3.2 million compared to $3.0 million for this quarter last year. The increase was primarily attributable to higher consulting and travel expenses associated with the development of expansion opportunities.

INTEREST EXPENSE

Net interest expense for the three month period ended August 31, 1997 was $420,000 compared to $945,000 last year. The decrease was due to the reduction of the outstanding balance of the Company's Senior Notes combined with a decrease in the average balance outstanding on the Company's revolving loan.

NET INCOME/(LOSS) PER SHARE

Income/(loss) per share is computed based on the weighted average number of shares outstanding including, as appropriate, the assumed exercise of all dilutive stock options, during each period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which is required to be adopted by the Company on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at August 31, 1997 was $104.0 million, which was $1.3 million less than its working capital at May 31, 1997. The decrease was due to higher accounts payable and accrued expenses partially offset by an increase in inventories and accounts receivable in the current year.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $90.1 million at August 31, 1997 as compared to $90.5 million at May 31, 1997. No dividends were paid to stockholders during the quarter ended August 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(A)            Exhibits

               (27)          Financial Data Schedule

(B)            Reports on Form 8-K

               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAZARE KAPLAN INTERNATIONAL INC.


                                            By /s/ Sheldon L. Ginsberg
                                               ---------------------------------
                                               Sheldon L. Ginsberg
                                               Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)

Dated: October 14, 1997