Form 10-Q
period 1997-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 1998-01-14
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED NOVEMBER 30, 1997.

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM_____________ TO_____________

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

                            Yes    X              No
                               ---------            ---------
        As of December 31, 1997, 8,511,716 shares of the registrant's common stock were outstanding.

PART 1 -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)


                                                  Three Months Ended                               Six Months Ended
                                                     November 30,                                     November 30,
                                                     (Unaudited)                                      (Unaudited)
                                                -----------------------                           -----------------------
                                                  1997                  1996                    1997                     1996
                                                  ----                  ----                    ----                     ----
Net Sales                                   $    46,848             $    80,270             $    92,093             $   149,671
Cost of Sales                                    42,688                  72,501                  85,380                 136,370
                                            -----------             -----------             -----------             -----------
                                                  4,160                   7,769                   6,713                  13,301
                                            -----------             -----------             -----------             -----------
Selling, General &
    Administrative Expenses                       3,556                   3,501                   6,767                   6,493
Interest Expense - net                              582                   1,329                   1,002                   2,274
                                            -----------             -----------             -----------             -----------
                                                  4,138                   4,830                   7,769                   8,767
Income/(loss) before taxes
    and minority interest                            22                   2,939                  (1,056)                  4,534
Income tax provision/(benefit)                      118                     284                     (50)                    377
                                            -----------             -----------             -----------             -----------
Income/(loss) before minority
     interest                                       (96)                  2,655                  (1,006)                  4,157
Minority interest in income
      /(loss) of consolidated
      subsidiary                                   (301)                   (249)                   (552)                   (405)
                                            -----------             -----------             -----------             -----------
Net Income/(Loss)                           $       205             $     2,904             $      (454)            $     4,562
                                            ===========             ===========             ===========             ===========
Net income per share:
Income/(loss) per share                     $      0.02             $      0.44             $     (0.05)            $      0.70
                                            ===========             ===========             ===========             ===========
Average number of shares
      outstanding during the period           8,696,827               6,545,116               8,677,371               6,497,793
                                            ===========             ===========             ===========             ===========


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                               November 30, 1997     May 31, 1997
                                                 (Unaudited)
                                               ------------------------------------
                                                          (in thousands)
ASSETS

CURRENT ASSETS
Cash                                                  $  1,235          $ 10,338
Accounts receivable - net                               38,535            29,632
Inventories - rough diamonds                            12,720            11,395
            - polished diamonds                         66,761            54,803
Prepaid expenses and other
        current assets                                   9,710            11,149
Deferred tax assets                                      3,835             3,675
                                                      --------          --------
               TOTAL CURRENT ASSETS                    132,796           120,992

PROPERTY, PLANT & EQUIPMENT - Net                        7,487             6,726
OTHER ASSETS                                             1,736             2,361
                                                      --------          --------
                                                      $142,019          $130,079
                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & other
        current liabilities                           $ 20,101          $ 14,358
Notes payable - other                                     --               1,343
                                                      --------          --------
        TOTAL CURRENT LIABILITIES                       20,101            15,701

SENIOR NOTES AND OTHER
        LONG-TERM DEBT                                  25,495            17,145
DEFERRED TAX LIABILITIES                                   300               300
                                                      --------          --------
        TOTAL LIABILITIES                               45,896            33,146
                                                      --------          --------
MINORITY INTEREST                                        5,837             6,389
                                                      --------          --------
STOCKHOLDERS' EQUITY

Common stock, par value $1 per share
   Authorized 20,000,000 shares;
   issued and outstanding 8,509,466
   and 8,407,121 shares                                  8,509             8,407
Additional paid-in capital                              58,153            58,059
Retained earnings                                       23,624            24,078
                                                      --------          --------
        TOTAL STOCKHOLDERS' EQUITY                      90,286            90,544
                                                      --------          --------
                                                      $142,019          $130,079
                                                      ========          ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Six Months Ended
                                                             November 30,
                                                             (Unaudited)
                                                    ---------------------------
                                                      1997              1996
                                                      ----              ----
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                                   $   (454)          $  4,562
Adjustments to reconcile net income
  to net cash provided by/(used in)
  operating activities:
  Depreciation and amortization                        1,152              1,215
  Provision for uncollectible accounts                    30                 45
  Minority interest in income/(loss) of
  consolidated subsidiary                               (552)              (405)
  Benefit from deferred income taxes                    (160)               --
  (Gain)/loss on disposition of
        fixed assets                                     --                  19
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
         Notes and accounts receivable                (8,933)           (12,990)
         Inventories                                 (13,283)           (11,827)
         Other current assets                          1,439             (3,493)
         Non-current assets                               35                (31)
      Accounts payable and other current
        liabilities                                    5,743              6,061
                                                    --------           --------
Net cash provided by/(used in)
        operating activities                         (14,983)           (16,844)
                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets                      --                   18
Capital expenditures                                  (1,323)              (486)
                                                    --------           --------
Net cash provided by/(used in)
  investing activities                                (1,323)              (468)
                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase/(decrease) in short-term borrowings          (1,343)            17,450
Increase in long-term borrowings                       8,350                 75
Proceeds from exercise of stock options                  196                532
                                                    --------           --------
Net cash provided by/(used in)
 financing activities                                  7,203             18,057
                                                    --------           --------
Net increase/(decrease) in cash                       (9,103)               745

Cash at beginning of year                             10,338                905
                                                    --------           --------
Cash at end of period                               $  1,235           $  1,650
                                                    ========           ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the six and three months ended November 30, 1997 and 1996 and the financial position as of November 30, 1997.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.      TAXES

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards, is approximately $6,460,000 less a valuation allowance of approximately $2,925,000 resulting in a net deferred tax asset of $3,535,000.

For the six months ended November 30, 1997, the Company generated approximately $100,000 of net operating losses which can be used to offset future taxable income.

At November 30, 1997, the Company has available U.S. net operating losses of $8,300,000 which expire as follows:

                              Year                       Amount
                              ----                       ------
                              2000                      1,300,000
                              2001                      3,500,000
                              2002                        500,000
                              2007                      1,000,000
                              2008                      1,500,000
                              2010                        400,000
                              2013                        100,000
                                                     ------------
                                                      $ 8,300,000
                                                     ============

During the six months ended November 30, 1997, the Internal Revenue Service completed an examination of the Company's tax returns for the years ended
May 31, 1991 through 1994, which resulted in minimal additional taxes and a reduction in the Company's net operating losses of approximately $2.0 million.

3.      COMMON STOCK OFFERING

On December 12, 1996, the Company completed a public offering of 1,800,000 shares of its common stock. In addition, on January 15, 1997 the underwriters of the public offering exercised in full their over-allotment option, purchasing an additional 330,000 shares of common stock from the Company. The public offering price of all shares of common stock sold in connection with the public offering, including the option shares, was $17.00 per share. The total net proceeds to the Company, after offering expenses, were approximately $33.6 million. The Company used a portion of the proceeds to repay its outstanding revolving bank loans.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity-Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

RESULTS OF OPERATIONS

NET SALES

Net sales during the six months ended November 30, 1997 were $92.1 million compared to $149.7 million in sales during the comparable period last year. For the three month period ended November 30, 1997 net sales were $46.8 million compared to $80.3 million in the second quarter last year.

Revenue from the sale of polished diamonds were $39.7 million compared to $51.2 million in the comparable period last year. For the three month period ended November 30, 1997, polished diamond sales were $21.6 million compared to $33.1 million in the second quarter last year. Polished diamond revenue continued to be impacted during the six months and three months ended November 30, 1997 by the delay of shipment of large gem quality polished stones from the Company's factories in Russia. The Company received its first two shipments of large polished diamonds from its new cutting facility in Moscow during the last week of the second quarter. Excluding sales of polished stones from Russia, other polished revenues increased more than 18% during the first six months of this year versus last year and more than 25% during the second quarter of this year versus last year.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rough sales were $52.4 million for the six months ended November 30, 1997 compared to $98.4 million in the comparable period last year. For the three months ended November 30, 1997, rough diamond sales were $25.3 million compared to $47.2 million in the second quarter last year. The decrease from the prior year was partially attributable to lower sales of better quality rough diamonds to the marketplace by the Company's primary rough diamond supplier, as well as a result of the closure of the Company's buying operations in the Republic of Congo earlier in the calendar year.

GROSS PROFIT

During the six months ended November 30, 1997, gross margin on net polished sales was 12%, compared to 19% in the comparable period last year. For the three months ended November 30, 1997, gross margin on net polished sales was 13% compared to 20% in the second quarter last year. The margins were impacted by increased costs of rough diamonds which the Company has yet to reflect in the selling price of its polished diamonds and by the decreased sales of stones produced at the Company's factories in Russia. During the six months ended November 30, 1997, overall (both polished and rough diamonds) gross margin on net sales was 7.3% compared to 8.9% for the same period last year. For the three months ended November 30, 1997, overall gross margin on net sales was 8.9% compared to 9.7% in the second quarter last year. The decrease from the prior year was primarily due to the lower margins realized on polished sales during the six months and the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended November 30, 1997 were $6.8 million, compared to $6.5 million for this period last year. For the three months ended November 30, 1997, selling, general and administrative expenses were $3.6 million compared to $3.5 million in the second quarter last year. These increases were primarily attributable to higher consulting and travel expenses associated with the development of expansion opportunities.

INTEREST EXPENSE

Net interest expense for the six month period ended November 30, 1997 was $1.0 million compared to $2.3 million last year. For the three months ended November 30, 1997 net interest expense was $582,000 compared to $1.3 million in the second quarter last year. These decreases were due to the reduction of the outstanding

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

balance of the Company's Senior Notes combined with a decrease in the average balance outstanding on the Company's revolving loan.

NET INCOME/(LOSS) PER SHARE

Income/(loss) per share is computed based on the weighted average number of shares outstanding including, as appropriate, the assumed exercise of all dilutive stock options, during each period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earning per Share", in which it is required to be adopted by the Company on February 28, 1998. At that time, the Company will be required to change the method currently iused to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at November 30, 1997 was $112.7 million, which was $7.4 million more than its working capital at May 31, 1997. The increase was due to higher inventories and accounts receivable partially offset by an increase in accounts payable and accrued expenses in the current year.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $90.3 million at November 30, 1997 as compared to $90.5 million at May 31, 1997. No dividends were paid to stockholders during the six months ended November 30, 1997.

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

Dated: January 14, 1998