Form 10-Q
period 1998-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 1998-04-14
CIK 202375

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                  --------------------------------------
                               FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED FEBRUARY 28, 1998.

                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM _____________   TO _______________

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

                        Yes   [X]            No   [ ]

        As of March 31, 1998, 8,512,549 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)


                                              Three Months Ended                   Nine Months Ended
                                                 February 28,                         February 28,
                                                 (unaudited)                          (unaudited)
                                               ----------------                    ---------------
                                           1998            1997                   1998         1997
                                           ----            ----                   ----         ----
Net Sales                                $60,627        $56,463               $152,719     $206,134
Cost of Sales                             56,960         50,322                142,340      186,692
                                         -------        -------               --------     --------
                                           3,667          6,141                 10,379       19,442
                                         -------        -------               --------     --------
Selling, General &
 Administrative                            3,302          2,803                 10,069        9,297
Interest Expense - net                       574            444                  1,576        2,718
                                         -------        -------               --------     --------
                                           3,876          3,247                 11,645       12,015
                                         -------        -------               --------     --------
Income/(loss) before taxes,
 and minority interest                      (209)         2,894                 (1,266)       7,427
Income tax provision                          62             19                     12          396
                                         -------        -------               --------     --------
Income/(loss) before
 minority interest                          (271)         2,875                 (1,278)       7,031
Minority interest in
  loss of consolidated
  subsidiary                                (316)          (187)                  (868)        (593)
                                         -------        -------               --------     --------
Net Income/(Loss)                        $    45        $ 3,062               $   (410)     $ 7,624
                                         =======        =======               ========     ========
NET INCOME/(LOSS) PER SHARE:

Basic earnings/(loss)
 per share                               $  0.01        $  0.39               $  (0.05)    $   1.13
                                         =======        =======               ========     ========
Average number of shares
 outstanding during the
 period                                8,511,487      7,779,701               8,489,338    6,733,688
                                       =========      =========               =========    =========
Diluted earnings/(loss)
 per share                               $  0.01       $   0.38               $   (0.05)   $    1.08
                                       =========      =========               =========    =========
Average number of shares
 outstanding during the
 period, assuming dilution             8,649,298      8,072,576               8,489,338    7,033,905
                                       =========      =========               =========    =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                          FEBRUARY 28, 1998         May 31, 1997
                                             (Unaudited)
                                          -----------------------------------------
                                                         (in thousands)
ASSETS

CURRENT ASSETS
Cash                                              $  3,496            $ 10,338
Accounts receivable - net                           34,159              29,632
Inventories - rough diamonds                        21,834              11,395
            - polished diamonds                     63,835              54,803
Prepaid expenses and other
      current assets                                11,412              11,149
Deferred tax assets                                  3,835               3,675
                                                 ---------           ---------
             TOTAL CURRENT ASSETS                  138,571             120,992

PROPERTY, PLANT & EQUIPMENT - Net                    7,626               6,726
OTHER ASSETS                                         1,387               2,361
                                                 ---------           ---------
                                                  $147,584            $130,079
                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & other
      current liabilities                        $  23,922           $  14,358
Notes payable - other                                   -                1,343
                                                 ---------           ---------
      TOTAL CURRENT LIABILITIES                     23,922              15,701

SENIOR NOTES AND OTHER LONG
      TERM DEBT                                     27,495              17,145
DEFERRED TAX LIABILITIES                               300                 300
                                                 ---------           ---------
      TOTAL LIABILITIES                             51,717              33,146
                                                 ---------           ---------
MINORITY INTEREST                                    5,521               6,389
                                                 ---------           ---------
STOCKHOLDERS' EQUITY

Common stock, par value $1 per share,
 Authorized 20,000,000 shares;
 issued and outstanding, 8,512,383
 and 8,407,121 shares, respectively                  8,512               8,407
Additional paid-in capital                          58,166              58,059
Retained earnings                                   23,668              24,078
                                                  --------            --------
      TOTAL STOCKHOLDERS' EQUITY                    90,346              90,544
                                                  --------            --------

                                                  $147,584            $130,079
                                                  ========            ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                  Nine Months Ended
                                                                     February 28,
                                                                     (unaudited)
                                                                 --------------------
                                                                 1998            1997
                                                                 ----            ----
                                                                     (in thousands)
Cash Flows From Operating Activities:

Net Income/(Loss)                                             $  (410)         $  7,624
Adjustments to reconcile net income/(loss)
 to net cash provided by/(used in)
 operating activities:
     Depreciation and amortization                              1,776             1,806
     Provision for uncollectible accounts                          45                60
     Minority interest in loss of
        consolidated subsidiary                                  (868)             (593)
     Benefit from deferred income taxes                          (160)               -
     Loss on sale of assets                                         -                18
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
     Accounts receivable                                       (4,572)           (7,140)
     Inventories                                              (19,471)           (6,535)
     Prepaid and other current assets                            (263)             (954)
     Non-current assets                                            62                14
     Accounts payable and other current
        liabilities                                             9,564              (611)
                                                             --------             ------
Net cash used in
 operating activities                                         (14,297)           (6,311)
                                                             --------             ------

Cash Flows From Investing Activities:

Proceeds from sale of assets                                       -                 24
Capital expenditures                                           (1,764)             (634)
                                                              -------           --------
Net cash used in investing activities                          (1,764)             (610)
                                                              -------           -------

Cash Flows From Financing Activities:

Decrease in short-term borrowings                              (1,343)             (849)
Increase/(decrease) in long-term borrowings                    10,350           (12,725)
Proceeds from issuance of common stock, net                        -             33,582
Proceeds from exercise of stock options                           212               579
                                                              -------           -------
Net cash provided by financing activities                       9,219            20,587
                                                              -------           -------
Net increase/(decrease) in cash                                (6,842)           13,666
Cash at beginning of year                                      10,338               905
                                                              -------           -------
Cash at end of period                                         $ 3,496           $14,571
                                                              =======           =======




See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the nine months and three months ended February 28, 1998 and 1997 and the financial position as of February 28, 1998. With effect from January 1, 1998, the Company restructured certain foreign operations. This resulted in the inclusion of all revenue from these operations and an increase in rough sales for the quarter and nine months ended February 28, 1998 of approximately $15 million.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.    Taxes

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards is approximately $5,670,000 less a valuation allowance of approximately $2,135,000 resulting in a net deferred tax asset of $3,535,000.

For the nine months ended February 28, 1998, the Company recognized approximately $200,000 of net operating loss carryforwards to offset Federal, state and local income taxes.

At February 28, 1998 the Company has available U.S. net operating losses of $7.6 million which expire as follows:

                                          Year                      Amount
                                          ----                     -------
                                          2000                    $1,800,000
                                          2001                     3,500,000
                                          2002                       500,000
                                          2007                       500,000
                                          2008                       900,000
                                          2010                       400,000
                                                                 -----------
                                                                  $7,600,000
                                                                 ===========

During the second quarter ended November 30, 1997, the Internal Revenue Service completed an examination of the Company's tax returns for the years ended May 31, 1991 through 1994, which resulted in minimal additional taxes and a reduction in the Company's net operating losses of approximately $2.0 million.

3.    Net Income Per Share

For the third quarter ended February 28, 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

4.    Subsequent Event

On March 17, 1998 the Company announced that it had completed a transaction for the sale of its shares in Lazare Kaplan Botswana (Pty) Ltd., which operates the Botswana manufacturing facility. The sale resulted in cash proceeds to the Company of $11.1 million and a net gain, after tax, on this transaction of approximately $3.5 million.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Results of Operations

Net Sales

Net sales during the nine months ended February 28, 1998 were $152.7 million compared to $206.1 million in sales during the comparable period last year. For the three month period ended February 28, 1998 net sales increased 7% to $60.6 million from $56.5 million in the third quarter last year.

Revenues from the sale of polished diamonds were $59.3 million compared to $74.6 million in the comparable nine month period. For the three month period ended February 28, 1998 polished diamond sales were $19.6 million compared to $23.4 million in the third quarter last year. Polished diamond revenues were impacted during the nine months ended February 28, 1998 by the delay of large gem quality polished stones from the Company's factories in Russia. On a comparable basis, this resulted in a revenue shortfall in the nine month period of approximately $17.0 million. The first two shipments of large polished diamonds from the Company's new cutting facility in Moscow were received at the end of the second quarter with additional shipments received consistently thereafter. During the third quarter ended February 28, 1998 revenues from the sales of Russian manufactured diamonds were consistent with the revenues for this material in the comparable period in the prior year. However, during the third quarter ended February 28, 1998, polished sales were negatively

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    (CONTINUED)

impacted by the downturn in the economic environment in Southeast Asia and Japan.

Rough sales decreased to $93.4 million for the nine months ended February 28, 1998 from $131.5 in the comparable period a year ago. Rough sales increased
24% to $41.0 million for the three months ended February 28. The decrease during the nine months from the prior year was partially attributable to lower sales of better quality rough diamonds to the marketplace by the Company's primary rough diamond supplier, as well as a result of the closure of the Company's buying operations in the Republic of Congo early in calendar year 1997. The decrease was partially offset by increased volume in Angola in conjunction with the Company's restructuring and expansion of its rough diamond buying operations in Angola during the third quarter ended February 28, 1998.

Gross Profit

Gross margin on net polished sales for the nine months and three months ended February 28, 1998 was 10.9% and 8.8%, respectively. The margins were 18.7% and 17.8%, respectively, during the same periods last year. The margins were impacted by increased costs of rough diamonds which the Company has yet to reflect in the selling price of its polished diamonds and by the decreased sales of large, high quality stones produced at the Company's factories in Russia in the current year. Excluding the impact on margins from the Company's melee factory in Botswana, which was sold during March 1998, the margins would have been 14.5% and 11.6% for the nine months and three months ended February 28, 1998, respectively.

The overall (both polished and rough diamond) gross margin on net sales for the nine month and three month periods ended February 28, 1998 was 6.8% and 6.1%, respectively. This compares to 9.4% and 10.9%, respectively, for the same periods last year. The overall margin decreases were due primarily to the lower margins realized on polished sales during the nine months and the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended February 28, 1998 were $10.1 million, compared to $9.3 million for this period last year. During the three months ended February 28, expenses were $3.3 million as compared to $2.8 million in the prior year. The increases were primarily attributable to higher legal and travel expenses associated with

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS   (CONTINUED)

the development of expansion opportunities as well as an increase in compensation and benefits in the current year.

Interest Expense

Net interest expense for the nine month period ended February 28, 1998 was $1.6 million compared to $2.7 million last year and $574,000 in the three months ended February 28, 1998 compared to $444,000 in the prior year. The decrease in the nine months was a result of the reduction of the outstanding balance of the Company's Senior Notes combined with lower average balances outstanding under the Company's revolving loans and lines of credit in the current year. The decrease in the third quarter ended February 28, 1998 was a result of lower interest income due to lower average cash balances invested in the current period.

Liquidity and Capital Resources

The Company's working capital at February 28, 1998 was $114.6 million, which was $9.3 million greater than its working capital at May 31, 1997. The increase was primarily related to higher inventories and accounts receivable partially offset by an increase in accounts payable and accrued expenses in the current year.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $90.3 million at February 28, 1998 as compared to $90.5 million at May 31, 1997. No dividends were paid to stockholders during the nine months ended February 28, 1998.

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

                                          LAZARE KAPLAN INTERNATIONAL INC.



                                      By:(s) Sheldon L. Ginsberg
                                         ---------------------------------
                                         Sheldon L. Ginsberg
                                         Executive Vice President and
                                         Chief Financial Officer




Dated: April 14, 1998