Form 10-K405
period 1998-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1998-08-28
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended     MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                          Commission file number 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   13-2728690
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                     Identification No.)

          529 FIFTH AVENUE, NEW YORK, NY                       10017
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 972-9700

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class        Name of each exchange on which registered
           -------------------        -----------------------------------------
     COMMON STOCK ($1 PAR VALUE)               AMERICAN STOCK EXCHANGE
     PREFERRED SHARE PURCHASE RIGHTS           AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

         As of July 31, 1998, 8,532,549 shares of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $49,580,179.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1998 definitive proxy statement to be filed with the Commission-incorporated by reference into Part III.

         1998 Annual Report to Stockholders for the fiscal year ended May 31, 1998 to be filed with the Commission-incorporated by reference into Parts II and IV.

Item 1

          The Company

                  Lazare Kaplan International Inc. ("the Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest producer of ideal cut diamonds through its facility in Puerto Rico. In addition, at its facility in Moscow, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and, to a growing extent, through retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

                  The Company's marketing strategy in the selling of Lazare Diamonds is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including those with international reputations and those known only in their communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image. The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system which, when coupled with the "ideal cut" standard, allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry which features Lazare Diamonds.

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

                  One of the Company's important suppliers of rough diamonds is the Diamond Trading Company ("DTC"), an affiliate of De Beers Centenary AG, a Swiss company ("DeBeers"). Based on published reports, the Company believes that the DTC controls approximately 70-75% of the value of world rough diamond output. The Company has been a client of the DTC for more than 50 years. In order to diversify its sources of rough diamond supply, however, the Company has broadened its purchasing capabilities throughout Africa and has an office in Antwerp to supplement its rough diamond needs by secondary market purchases. The Company also has expanded its operations and entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough diamond sources.

                  The Company currently has two manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the world producing ideal cut diamonds. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The second manufacturing facility is conducted pursuant to an agreement with AK Almazi Rossii Sakha (ALROSA) of Russia. The factory, which was equipped and staffed during fiscal year 1997, is approaching its full anticipated manufacturing capacity. This is expected to be in excess of $45 million (at rough diamond cost) per year of large rough gem diamonds. During fiscal year 1998, the Company sold its shares of Lazare Kaplan Botswana (Pty) Ltd. and no longer has an interest in the Botswana factory. The Company's manufacturing operation which was conducted in cooperation with the Russian Government agency responsible for diamond exports and the Russian national stockpile has suspended production.

Diamond Supply

                  The Company's overall revenues are dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. In addition, according to published reports, diamond production is expected to commence in Canada during calendar year 1998, and is expected to reach $500 million annually. The Central Selling Organization ("CSO"), which is affiliated with De Beers, is the primary world-wide marketing mechanism of the diamond industry. The CSO seeks to maintain an orderly and stable market for diamonds by regulating the quantity and selection of diamonds that reach the market. This is achieved either by directly owning diamond mines, entering into multi-year purchase agreements with host governments, or by purchasing diamonds in the secondary market. Sales for the CSO are made in London by the DTC to a select group of clients ("sightholders") which, according to published reports, number approximately 160, including the Company. Based upon published reports, the Company believes that approximately 70-75% of the world diamond output is purchased for resale by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

                  Historically, an important supplier of rough diamonds to the Company has been the DTC, which periodically invites its clients to submit their requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings of rough diamonds ("sights") held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC's stated price, an assortment of rough diamonds known as a "series", the composition of which attempts to take into account the qualitative and quantitative requirements of the Company based on requests submitted to the DTC by the Company. The Company has been a sightholder for more than 50 years.

                  In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers, has expanded its rough diamond purchasing capabilities throughout Africa, and has established an office in Antwerp to supplement its rough diamond needs by making purchases in the secondary market. For the three years ended May 31, 1998, 1997 and 1996, approximately 25%, 40% and 50%, respectively, of the Company's rough diamond purchases were from the DTC.

                  In December 1994 the Company reached an agreement with the Empresa Nacional de Diamantes de Angola ("Endiama"), Angola's national diamond mining company, pursuant to which the Company was granted a license to purchase rough diamonds from local Angolan miners and export such diamonds for resale. This is one of three such licenses granted by Endiama. The agreement entitles the Company to establish buying offices throughout Angola, the first of which was set up during 1995 in Luanda, the capital of Angola. The Company currently has five buying offices located in Angola, including the office in Luanda, and anticipates establishing additional buying offices in the future. The agreement has a term of five years ending in 1999, and is subject to renewal thereafter.

                  In July 1996 the Company signed a five year agreement, approved by the Government of Angola, for the supply of a portion of the rough diamonds mined in Angola and the joint cutting, polishing and marketing of a portion of that production. The agreement, entered into with Endiama and Sociedade Angolana de Exploracao, Lapidacao e Commercializacao de Diamantes, a company owned by a consortium of Angolan investors, provides for Endiama to sell to the Company a portion of the rough diamonds mined in Angola consisting of sizes and qualities selected by the Company as being suitable for cutting and sale as polished diamonds, or for resale as rough diamonds. Purchases under this arrangement began in August 1996. The Company has cut and polished the rough diamonds at its existing facilities. After an agreed period of consistent, uninterrupted supply of rough diamonds, a feasibility study will be undertaken by the Company to examine the economic viability of establishing a diamond cutting factory in Angola. In the agreement, the parties acknowledge that it is their long-term intention to create a diamond polishing facility in Angola with the capacity for polishing at least $40 million of rough diamonds per year. However, the arrangement remains in an early stage and the Company has not yet been supplied with suitable quantities of rough diamonds for cutting and polishing.

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

                  The Company has rough diamond supply arrangements in Russia for the cutting and polishing of diamonds in Russia. See "Cutting and Polishing".

Cutting and Polishing

                  The Company and its subsidiaries currently have two primary cutting and polishing operations, one located in Moscow, Russia and one located in Puerto Rico.

                  The factory in Russia was first announced in July 1996 when the Company reached an agreement, for a term of ten years, with AK Almazi Rossii Sakha (ALROSA) of Russia for the cutting, polishing and marketing of large rough gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.4 billion, accounting for over 20% of the world's supply of diamonds. Under the terms of the agreement, the Company has equipped a diamond cutting factory which was completed in February 1997 within the ALROSA facility in Moscow. This facility is staffed by Russian technicians and managed and supervised by Company personnel. ALROSA has agreed to supply a minimum of $45 million per year of large rough gem diamonds selected by the Company as being suitable for processing in this facility. In May 1997, the facility completed production of its first polished stones and the Company received its first shipment of polished stones produced at this facility during November 1997. The Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after reimbursement of costs incurred by each of the parties, generally will be shared equally with ALROSA. The agreement does not require the Company to advance funds for the purchase of rough diamonds. This agreement serves as a long-term off-take arrangement to secure the repayment of the $62 million financing which has begun to be received by ALROSA from a United States commercial bank and to be guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment is used by ALROSA to increase production in its diamond mines. Eximbank has stated that this agreement is the first transaction approved under Eximbank's General Project Incentive Agreement with the Ministry of Finance and the Central Bank of the Russian Federation signed in December 1993.

                  In July 1998 the Company announced the expansion of its relationship with ALROSA. In accordance with a Memorandum of Understanding signed by Eximbank, ALROSA and the Company, Eximbank has stated its willingness to lend an additional several hundred million dollars to ALROSA for the continued expansion of its mining capacity. Lazare Kaplan will act as the off-take partner of this arrangement, and with ALROSA, has agreed to establish a new polishing factory in Russia with an annual capacity to cut and polish up to $150 million of rough diamonds. This factory will be in addition to the existing facility, described above, which is equipped to cut and polish $45 million per year of rough diamonds.

                  In addition, the Company had another facility located in Moscow which was conducted in cooperation with the Russian Government organization responsible for diamond policy and the Russian national stockpile. Production from this facility has been suspended and there have been no diamonds exported from this facility since the beginning of calendar year 1997, including those that are already polished and awaiting export. The Company believes that it will recapture lost sales once these polished diamonds are exported.

                  The Company believes that its factory in Puerto Rico is the largest cutting and polishing facility in the United States. Each rough diamond received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by proprietary computer software, determine whether to cut the rough diamond to ideal or commercial proportions or resell the rough diamond. The shape of the rough diamond, its color, clarity, size, potential profitability and salability are among the criteria used in making such determinations. The Company's production workers are compensated principally on a piece rate basis. The Company has an incentive program that rewards its factory managers and supervisors for maximizing the manufactured results based on the following criteria: gross margin, yield (rough weight to polished weight conversion) and efficiency.

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

                  In March 1998, the Company completed a transaction for the sale of its 60% interest in Lazare Kaplan Botswana (Pty) Ltd. for $11.1 million, resulting in a gain of $3.7 million (net of $485,000 of Botswana taxes). The Company established a cutting factory in Botswana in 1990 in partnership with the Government of Botswana and successfully undertook intensive start-up and training programs. The Botswana factory employed more than 500 local workers and produced small size (melee) ideal cut diamonds. The Company intends to meet the requirements of its customers for this product through its existing facilities and through continued purchases of polished diamonds from Botswana.

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

         Polished Diamond Prices

                  Over the past 60 years, increases in the price of rough diamonds have generally resulted in a corresponding increase in the price of polished diamonds. However, during periods of economic uncertainty, there may be a time lag before the Company is able to increase polished diamond prices. During the period of high inflation in the late 1970's, investors speculated in hard assets, driving polished diamond prices to exceptionally high levels which in turn caused significant increases in the cost of rough diamonds. However, the moderation of inflation during the early 1980's resulted in a sudden and massive shift of investments from hard assets to financial instruments, resulting in dramatic price declines for polished diamonds which caused a market liquidity crisis as prices of some categories of polished diamonds fell below the inventory costs of such diamonds. Since this period in the early 1980's, the Company believes the pricing of polished diamonds has returned to its historical pattern of responding to increases in the pricing of rough diamonds. However, there can be no assurance that volatility in the price of polished diamonds could not occur again. Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory reserves, lower sales and lower margins.

                  The Company has broadened its sales base and implemented strict inventory, pricing and purchasing controls which it believes could lessen the impact of fluctuations in the price of rough and polished diamonds. These include computerized rough diamond evaluation programs, automatic economic order quantity models and inventory utilization programs.

Marketing, Sales and Distribution

         Marketing Strategy

                  The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including both those with international reputations and those known only in their communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image.

                  The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system for its diamonds which, when coupled with the "ideal cut" standard, allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry that features Lazare Diamonds.

                  A key element of the Company's strategy is the promotion of the Lazare Diamonds brand name directly to consumers. The Company is able to market its diamonds under a brand name to retailers because (a) the ideal cut differentiates the Company's diamonds from commercial diamonds in the marketplace and (b) each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's unique laser inscription process, thus authenticating the diamonds. The Company holds a domestic patent, which expires in 2000, and various international patents for this process. In addition, the Company has domestic and international patents-pending for a new and improved laser inscription process.

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

Sales and Distribution

                  While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 40,000 jewelry stores in the United States, over 25,000 retailers in Japan and over 60,000 retail stores in Europe. The Company's sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated), wholesalers and distributors and, to a lesser extent, to jewelry manufacturers. Full time regional sales representatives located throughout the United States, Hong Kong and Antwerp, are compensated on a commission basis and handle sales throughout their respective territories.

                  The Company's sales force is supported by a New York based telemarketing department. Sales to certain of the Company's largest accounts are handled by headquarters personnel. Most of the Company's major accounts are customers of long standing.

                  The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Korea and Malaysia and recently throughout South America. In October 1996, Aiwa Co., Ltd. ("Aiwa"), the Japanese distributor with whom the Company has had a marketing relationship since 1972, announced that it entered into an agreement in Japan with Seiko Corporation ("Seiko"), one of the world's largest watchmakers. In connection with this agreement, the Company and Aiwa intend that Seiko will act as the exclusive distributor in Japan for Lazare Diamonds.

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

                  The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                  Years ended May 31,
                                                ----------------------
                                                1998     1997     1996
                                                ----     ----     ----
Percentage of Net Sales to Customers
            United States                         28%      22%      23%
            Far East                               7%       9%       8%
            Europe, Israel & other                65%      69%      69%
                                                ----     ----     ----
                                                 100%     100%     100%
                                                ====     ====     ====

                  The world's rough diamond trading market is primarily located in Belgium and Israel; therefore, the majority of the Company's rough diamond sales have been transacted with foreign customers. In 1998, due to an increase in demand in the United States combined with a weaker market in the Far East, the Company sold a greater percentage of its polished diamonds domestically than it had in prior years. In addition, due to the overall decrease in rough diamond sales in 1998 as compared to the prior years, the Company's sales to Europe, Israel & other were lower as a percentage of total sales in 1998.

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

                  The Company believes there are significant barriers to entry by potential competitors into the business of manufacturing ideally proportioned diamonds. Among the most important of these barriers are the need for significant working capital to purchase rough diamonds and hold polished inventory, the access to adequate supplies of rough diamonds, the limited number of persons with the skills necessary to consistently cut significant amounts of ideally proportioned diamonds, the difficulty in obtaining access to upscale channels of distribution, the importance of public recognition of an established brand name and the establishment of computer systems to report on and monitor the manufacturing and distribution network.

Employees

                  At July 31, 1998, the Company had 165 full-time employees and 6 regional sales representatives. In March 1998, the Company sold its interest in Lazare Kaplan Botswana (Pty) Ltd. which employed in excess of 500 local workers. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workmen. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.


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

                  The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2003 at an annual rental rate of approximately $41,000 (1,500,000 Belgian francs).

                  The Company also has a 40% ownership interest in a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

                  The Company leases office space in Hong Kong for a term expiring April 30, 2000 at an annual rental rate of approximately $46,000 (354,000 Hong Kong dollars).

                  The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.


Item 3.  Legal Proceedings

                  The Company is not involved in any significant legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Executive Officers of the Registrant

                  The following table sets forth information regarding executive officers of the Company.

NAME                                POSITION                           AGE
----                                --------                           ---
Maurice Tempelsman                  Chairman of the Board              69

Leon Tempelsman                     Vice Chairman of the               42
                                    Board and President

Sheldon L. Ginsberg                 Executive Vice President and       44
                                    Chief Financial Officer

Robert Speisman                     Vice President - Sales             45

         All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 1997, and hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

                  Market prices and other information with respect to the Registrant's common stock are hereby incorporated by reference to the Registrant's Annual Report.


Item 6.   Selected Financial Data

                  Selected financial data are hereby incorporated by reference to the Registrant's Annual Report.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                  Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference to the Registrant's Annual Report.


Item 8.   Financial Statements and Supplementary Data

                  (a) The following financial statements and supplementary data are hereby incorporated by reference to the Registrant's Annual Report.

                  (i)   Report of Ernst & Young LLP

                  (ii) Consolidated Statements of Income for each of the three years in the period ended May 31, 1998.

                  (iii) Consolidated Balance Sheets as at May 31, 1998 and May
                        31, 1997.

                  (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 1998.

                  (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 1998.

                  (vi)  Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                  Not applicable.


Part III

                  Except for information regarding Executive Officers of the Registrant, which, in accordance with Instruction G to Form 10-K, is included in
Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 1998.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

         (a) 1. The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

             2. Financial Statement Schedule

                Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 1998.

                All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                        LAZARE KAPLAN INTERNATIONAL INC.
                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

      COLUMN A                       COLUMN B                  COLUMN C                 COLUMN D         COLUMN E
      --------                       --------                  --------                 --------         --------
                                                               Additions
                                                     -----------------------------
                                    Balance at       Charged to       Charged to                        Balance at
                                    beginning        costs and      other accounts     Deductions          end
      Description                   of period         expenses         describe         describe        of period
      -----------                   ----------       ----------     --------------     ----------       ----------
YEAR ENDED MAY 31, 1998:
Allowance for doubtful accounts      $162,487         $ 60,000         $   --           $ 79,367(A)      $143,120
                                     --------         --------         --------         --------         --------

YEAR ENDED MAY 31, 1997:
Allowance for doubtful accounts      $281,265         $(25,000)        $   --           $ 93,778(A)      $162,487
                                     --------         --------         --------         --------         --------

YEAR ENDED MAY 31, 1996:
Allowance for doubtful accounts      $220,046         $ 70,000         $   --           $  8,781(A)      $281,265
                                     --------         --------         --------         --------         --------


(A)      Amounts written off

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K (continued)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended May 31, 1998.

         (c)      Exhibits

(3)      Articles of Incorporation and Bylaws

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

         (c) Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 6, 1997 - incorporated by reference to Exhibit 4.1(a)
                  (iii) to Company's Registration Statement for the Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan on Form S-8 filed with the Commission on November 14, 1997.

         (d) Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on November 6, 1997 - incorporated by reference to
                  Exhibit 4.1(b) to the Company's Registration Statement on Form S-8 filed with the Commission on November 14, 1997.

         (e)      By-laws, as amended - incorporated herein by reference to
                  Exhibit 3(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

(10)     Material Contracts

         (a) Lazare Kaplan International Inc. Amended and Restated 1988 Stock Option Incentive Plan - incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 of the Registrant filed with the Commission on November 5, 1990.

         (b) Note Agreement dated as of May 15, 1991 by and between the Registrant, Allstate Life Insurance Company, Monumental Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated May 23, 1991 filed with the Commission on June 4, 1991.

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

         (g) Loan Agreement, dated May 14, 1996 among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York incorporated herein by reference to Exhibit 10(i) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1996 filed with the Commission on August 28, 1996.

         (h) Cooperation Agreement, dated July 5, 1996, among the Registrant, Empresa Nacional de Diamantes de Angola and Sociedade Angolana de Exploracao, Lapidacao e Commercializacao de Diamantes - incorporated herein by reference to Exhibit (1) to Current Report on Form 8-K of the Registrant filed with the Commission on October 31, 1996 (certain portions of this agreement are subject to confidential treatment).

         (i) Cooperation Agreement, dated July 15, 1996 between the Registrant and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to Current Report on Form 8-K/A of the Registrant filed with the Commission on November 18, 1996 (certain portions of this agreement are subject to confidential treatment).

         (j) Amendment No. 1, dated as of November 29, 1996, to Loan Agreement, dated May 14, 1996, among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(1) to Amendment No. 2 to Registration Statement on Form S-2 of the Registrant filed with the Commission on

                  December 11, 1996.

         (k) Amendment No. 2, dated as of May 30, 1997, to Loan Agreement, dated May 14, 1996, among the Registrant, Fleet Bank, N.A. and Bank Leumi Trust Company of New York incorporated herein by reference to Exhibit 10(n) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (l) Rights Agreement, dated as of July 31, 1997, between the Registrant and ChaseMellon Shareholder Services, LLC incorporated herein by reference to Exhibit 99.1 to Form 8-A of the Registrant filed with the Commission on August 26, 1997.

         (m) Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(o) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (n) Sheldon L. Ginsberg Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(p) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (o) Robert Speisman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(q) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

(13) 1998 Annual Report to Security Holders - incorporated herein by reference to the 1998 Annual Report to Stockholders of the Registrant to be filed with the Commission.

(21)     Subsidiaries

(23)     Consent of Ernst & Young LLP

(27)     Financial Data Schedule

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAZARE KAPLAN INTERNATIONAL INC.
                                By (s) Sheldon L. Ginsberg
                                  ----------------------------------------------
                                Sheldon L. Ginsberg, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated:  August 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                  Date
---------                           -----                                  ----

(s) Maurice Tempelsman              Chairman of the                        August 28, 1998
-------------------------           Board of Directors
(Maurice Tempelsman)

(s) Leon Tempelsman                 Vice Chairman of the                   August 28, 1998
-------------------------           Board of Directors and
(Leon Tempelsman)                   President (principal
                                    executive officer)

(s) Lucien Burstein                 Director                               August 28, 1998
-------------------------
(Lucien Burstein)

(s) Myer Feldman                    Director                               August 28, 1998
-------------------------
(Myer Feldman)

(s) Michael W. Butterwick           Director                               August 28, 1998
-------------------------
(Michael W. Butterwick)

(s) Sheldon L. Ginsberg             Director and Executive                 August 28, 1998
-------------------------           Vice President and Chief
(Sheldon L. Ginsberg)               Financial Officer (principal
                                    financial and accounting
                                    officer)

(s) Robert Speisman                 Director                               August 28, 1998
-------------------------
(Robert Speisman)

                        LAZARE KAPLAN INTERNATIONAL INC.
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File No. 1-7848
May 31, 1998

                                  EXHIBIT INDEX
                                  -------------

         Exhibit                                                                    Page No.
         -------                                                                    --------
(3)      Articles of Incorporation and Bylaws

         (a) Certificate of Incorporation, as amended incorporated herein by reference to Exhibit 3(a) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14,
                  1988.

         (b) Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 1, 1990 incorporated herein by reference to Exhibit
                  (3)(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1992 filed with the Commission on August
                  28, 1992.

         (c) Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 6, 1997 - incorporated by reference to Exhibit 4.1(a) (iii) to Company's Registration Statement for the Lazare
                  Kaplan International Inc. 1997 Long Term
                  Stock Incentive Plan on Form S-8 filed with the
                  Commission on November 14, 1997.

         (d)      Certificate of Designations of Series A Junior Participating
                  Preferred Stock filed with the Secretary of State of the State of Delaware on November 6, 1997 - incorporated by reference to
                  Exhibit 4.1(b) to the Company's Registration Statement on Form
                  S-8 filed with the Commission on November 14,

                  1997.

         (e)      By-laws, as amended - incorporated herein by reference to
                  Exhibit 3(b) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

(10)     Material Contracts

         (a)      Lazare Kaplan International Inc. Amended and Restated 1988
                  Stock Option Incentive Plan incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 of the
                  Registrant filed with the Commission on November 5, 1990.

          (b) Note Agreement dated as of May 15, 1991 by and between the Registrant, Allstate Life Insurance Company, Monumental
                  Insurance Company and PFL Life Insurance Company incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated
                  May 23, 1991 filed with the Commission on June 4, 1991.

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

         (g)      Loan Agreement, dated May 14, 1996 among the Registrant, Fleet
                  Bank, N.A. and Bank Leumi Trust Company of New York incorporated herein by reference to Exhibit 10(i) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1996 filed with the Commission on August 28, 1996.

         (h) Cooperation Agreement, dated July 5, 1996, among the Registrant, Empresa Nacional de Diamantes de
                  Angola and Sociedade Angolana de Exploracao,
                  Lapidacao e Commercializacao de Diamantes - incorporated herein by reference to Exhibit (1) to Current Report on Form 8-K of the Registrant filed with the Commission on October 31, 1996 (certain portions of this agreement are subject to confidential treatment).

         (i)      Cooperation Agreement, dated July 15, 1996 between the
                  Registrant and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to Current Report on Form 8-K/A of the Registrant filed with the Commission on November 18, 1996
                  (certain portions of this agreement are subject to confidential treatment).

         (j)      Amendment No. 1, dated as of November 29, 1996,

                  to Loan Agreement, dated May 14, 1996, among the Registrant,
                  Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(1) to Amendment
                  No. 2 to Registration Statement on Form S-2 of the Registrant filed with the Commission on December 11, 1996.

         (k)      Amendment No. 2, dated as of May 30, 1997, to
                  Loan Agreement, dated May 14, 1996, among the
                  Registrant, Fleet Bank, N.A. and Bank Leumi Trust
                  Company of New York incorporated herein by reference to Exhibit 10(n) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (l)      Rights Agreement, dated as of July 31, 1997, between the
                  Registrant and ChaseMellon Shareholder Services, LLC - incorporated herein by reference to Exhibit 99.1 to Form 8-A of the Registrant filed with the Commission on August 26, 1997.

         (m)      Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan
                  International Inc. incorporated herein by reference to Exhibit
                  10(o) to Report on Form 10- K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August
                  28, 1997.

         (n)      Sheldon L. Ginsberg Retirement Benefit Plan of Lazare Kaplan
                  International Inc. incorporated herein by reference to Exhibit
                  10(p) to Report on Form 10- K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August
                  28, 1997.

         (o)      Robert Speisman Retirement Benefit Plan of Lazare Kaplan
                  International Inc. incorporated herein by reference to Exhibit
                  10(q) to Report on Form 10-K of the Registrant for the fiscal year ended May 31, 1997 filed with the Commission on August
                  28, 1997.

(13)     1998 Annual Report to Security Holders - incorporated herein by reference to the 1998 Annual Report to Stockholders of the Registrant
         to be filed with the Commission.                                           25

(21)     Subsidiaries                                                               51

(23)     Consent of Ernst & Young LLP                                               52

(27)     Financial Data Schedule                                                    53

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'