Form 10-Q
period 1998-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1998-10-14
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998.

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
     PERIOD FROM               TO
                --------------     --------------

                           Commission File No. 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-2728690
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

      529 FIFTH AVENUE, NEW YORK, NY                         10017
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

                   Yes    [X]      No    [ ]

     As of September 30, 1998, 8,519,849 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

Consolidated Statements of Operations
(in thousands except share and per share data)

                                                          Three Months Ended
                                                              August 31,
                                                             (Unaudited)
                                                      --------------------------
                                                          1998         1997
                                                       ---------     ---------
Net Sales                                                $68,844       $45,245
Cost of Sales                                             65,651        42,693
                                                          ------        ------
                                                           3,193         2,552
                                                           -----         -----
Selling, General & Administrative Expenses                 3,356         3,211
Interest Expense - net                                       589           420
                                                          ------        ------
                                                           3,945         3,631
                                                          ------        ------

Income/(loss) before taxes and minority interest            (752)       (1,079)
Income tax provision/(benefit) (Note 2)                     (205)         (168)
                                                          ------        ------
Income/(loss) before minority interest                      (547)         (911)
Minority interest in loss of consolidated
subsidiary (Note 4)                                         --            (252)
                                                          ------        ------
Net Income/(loss)                                        $  (547)        $(659)
                                                         =======        ======
Net Income/(loss) per share (Note 3)
Basic and diluted earnings/(loss) per share              $ (0.06)       $(0.08)
                                                         =======        ======
Average number of shares outstanding during the period 8,532,549     8,448,139
                                                       =========     =========




See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                              August 31, 1998       May 31, 1998
                                                (unaudited)
                                             -----------------------------------
                                               (in thousands, except share data)
ASSETS
CURRENT ASSETS

Cash                                              $  2,032           $  1,222
Accounts receivable - net                           33,902             37,747
Inventories - rough diamonds                        31,223             23,843
            - polished diamonds                     59,406             57,675
Prepaid expenses and other
 current assets                                     12,180             12,640
Deferred tax assets                                  3,990              3,785
                                                  --------           --------
          TOTAL CURRENT ASSETS                     142,733            136,912

NON-CURRENT ASSETS, net                              9,580              5,418
                                                  --------           --------
                                                  $152,313           $142,330
                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable & other
  current liabilities                             $ 30,507           $ 25,160
                                                  --------           --------

          TOTAL CURRENT LIABILITIES                 30,507             25,160
SENIOR NOTES AND OTHER LONG-TERM DEBT               28,743             23,560
DEFERRED TAX LIABILITIES                               150                150
                                                  --------           --------
          TOTAL LIABILITIES                         59,400             48,870
                                                  --------           --------
STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share
  Authorized 5,000,000 shares;
  no shares outstanding

Common stock, par value $1 per share
   Authorized 20,000,000 shares;
   issued 8,534,549 shares                           8,535              8,535
Additional paid-in capital                          58,145             58,145
Retained earnings                                   26,255             26,802
                                                  --------           --------
                                                    92,935             93,482
Less treasury stock, 2,000
  shares at cost                                       (22)               (22)
                                                  --------           --------
     TOTAL STOCKHOLDERS' EQUITY                     92,913             93,460
                                                  --------           --------
                                                  $152,313           $142,330
                                                  ========           ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                  Three Months Ended
                                                      August 31,
                                                     (unaudited)
                                              --------------------------
                                                1998              1997
                                              --------          -------
                                                    (in thousands)

Cash Flows From Operating Activities:
Net Income/(Loss)                             $  (547)          $ (659)
Adjustments to reconcile net income/(loss)
   to net cash provided by/(used in)
      operating activities:

   Depreciation and amortization                  224              571
   Provision for uncollectible accounts            15               15
   Minority interest in income/(loss) of
   consolidated subsidiary                         -              (252)
   Benefit from deferred income taxes            (205)            (200)
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
   Accounts receivable                          3,830           (2,342)
   Inventories                                 (9,111)         (11,116)
   Prepaid expenses and other
     current assets                               460            2,046
   Other assets                                (4,000)
 Accounts payable and other current
    liabilities                                 5,347            7,656
                                            ----------         --------
Net cash used in operating activities          (3,987)          (4,281)
                                            ----------         --------

Cash Flows From Investing Activities:
Capital expenditures                             (386)          (1,171)
                                            ----------         --------
Net cash used in investing activities            (386)          (1,171)
                                            ----------         --------

Cash Flows From Financing Activities:
Increase in long-term debt                      5,183               -
Increase/(decrease) in short-term
  borrowings                                       -            (1,343)
Proceeds from exercise of stock options            -               175
                                            ---------         --------
Net cash provided by/(used in)
     financing activities                       5,183           (1,168)
                                            ---------         --------
Net increase/(decrease) in cash                   810           (6,620)
Cash at beginning of year                       1,222           10,338
                                            ---------         --------
Cash at end of period                         $ 2,032           $3,718
                                              =======           ======


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan August 31, 1998 and 1997 and the financial position as of August 31, 1998. Effective as of January 1, 1998, the Company restructured certain foreign operations. This resulted in the inclusion of all revenue from these operations and an increase in rough sales of approximately $20.0 million for the three months ended August 31, 1998.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.   Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards, is approximately $5,100,000 less a valuation allowance of approximately $1,260,000 resulting in a net deferred tax asset of $3,840,000.

For the three months ended August 31, 1998, the Company generated approximately $550,000 of net operating losses which can be used to offset future Federal, state and local income taxes.

At August 31, 1998, the Company has available U.S. net operating losses of $8.8 million which expire as follows:


                                   Year                Amount
                                   ----                ------
                                   2000            $ 2,000,000
                                   2001              3,500,000
                                   2002                500,000
                                   2007                500,000
                                   2008                900,000
                                   2010                400,000
                                   2013                450,000
                                   2014                550,000
                                                       -------
                                                   $ 8,800,000
                                                   ===========

3. Earnings/(Loss) Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4. Sale of interest in Lazare Kaplan Botswana (Pty) Ltd.

In March 1998, the Company completed the sale of its 60% interest in Lazare Kaplan Botswana (Pty) Ltd. for a price of $11.1 million in cash and recorded a net gain, after Botswana taxes, of approximately $3.7 million on the transaction. Through March 1998, the Company consolidated the accounts of Lazare Kaplan Botswana (Pty)Ltd. Minority interest represented the minority stockholders' proportionate share of the results of operations of Lazare Kaplan Botswana (Pty) Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Results of Operations

Net Sales

Net sales during the three month period ended August 31, 1998 were $68.8 million compared to $45.2 million in net sales during the comparable period last year.

Revenue from the sale of polished diamonds was $25.4 million, an increase of 40% as compared to $18.2 million in polished sales for the first quarter last year. Polished diamond revenue was positively impacted by increased sales of large gem quality polished stones from the Company's factory in Russia in the current quarter as well as strong sales throughout the United States. This increase was partially offset by decreases in polished diamond sales in Japan and Southeast Asia during the current quarter.

Rough sales were $43.4 million for the three months ended August 31, 1998, an increase of 60% compared to $27.1 million in the first quarter last year. This increase from the prior year was primarily attributable to increased purchases of rough diamonds in Southern Africa and increased volume in Angola related to the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

restructuring and expansion of its Angolan rough diamond operation. This was partially offset by continued lower sales of better quality rough diamonds to the marketplace by DeBeers, one of the Company's principal rough diamond suppliers.

Gross Profit

During the quarter, gross margin on net polished sales was 11% and was equal to the gross margin on net polished sales in the comparable quarter last year. Margins continued to be impacted by increased costs, including rough diamond costs, which the Company has yet to reflect in the selling price of its polished diamonds. During the quarter, overall (combined polished and rough diamond) gross margin on net sales was 4.6% compared to 5.6% for the same period last year. The decrease from the prior year was primarily due to the lower margins realized on rough sales during the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter ended August 31, 1998 were $3.4 million compared to $3.2 million for this quarter last year. The increase was primarily attributable to higher professional fees and travel expenses associated with the development of expansion opportunities.

Interest Expense

Net interest expense for the three month period ended August 31, 1998 was $589,000 compared to $420,000 last year. The increase was due to an increase in the average balance outstanding on the Company's revolving loan combined with lower interest income in the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Company's working capital at August 31, 1998 was $112.2 million, which was essentially unchanged from its working capital at May 31, 1998.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $92.9 million at August 31, 1998 as compared to $93.5 million at May 31, 1998. No dividends were paid to stockholders during the quarter ended August 31, 1998.

Year 2000

In connection with the Company's efforts to update and modernize its information systems, as well as to address its Year 2000 issue, the Company commenced the implementation of a new, fully integrated computer system during the prior fiscal year. The majority of the costs of this implementation will be capitalized by the Company. The Company is utilizing both internal and external resources to implement and test its new software and hardware. Management anticipates that the project will be substantially complete by June 30, 1999. The total cost of this project is expected to be approximately $2.0 million. As of August 31, 1998, the Company has incurred approximately $1.25 million in connection with the project.

In addition, the Company has identified its significant suppliers and other third party service providers and expects to initiate formal communications during the second and third fiscal quarters to determine the extent to which the Company's operations may be vulnerable to the failure of those third parties to remediate their own Year 2000 issues. Contingency plans in the event of unsuccessful implementation of the above project or noncompliance of any of the Company's primary service providers have yet to be developed, but will be developed in the coming months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

The costs of the computer project and the time frame in which the Company believes it will complete installation of its new computer system, including the Year 2000 compliance, are based on management's best estimates; however, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
-------          --------------------------------
(A)              Exhibits

                 (27)      Financial Data Schedule

(B)              Reports on Form 8-K

                 None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LAZARE KAPLAN INTERNATIONAL INC.


                              By:  /s/ Sheldon L. Ginsberg
                                --------------------------
                                 Sheldon L. Ginsberg
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (principal financial officer)

Dated: October 14, 1998