Form 10-Q
period 1998-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 1999-01-14
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998.

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

                            -----------------------

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

        As of December 31, 1998, 8,486,593 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
[CAPTION]

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)



                                                     Three Months Ended         Six Months Ended
                                                        November 30,              November 30,
                                                        (Unaudited)               (Unaudited)
                                                     -------------------      -------------------
                                                     1998           1997        1998        1997
                                                     ----           ----        ----        ----
        Net Sales                                  $74,705        $46,848    $143,549      $92,093
        Cost of Sales                               70,962         42,688     136,613       85,380
                                                   -------        -------    --------      -------
                                                     3,743          4,160       6,936        6,713
                                                   -------        -------    --------      -------

        Selling, General &
         Administrative Expenses                     3,927          3,556       7,283        6,767
        Interest Expense - net                         820            582       1,409        1,002
                                                   -------        -------    --------      -------
                                                     4,747          4,138       8,692        7,769
                                                   -------        -------    --------      -------

        Income/(loss) before taxes
         and minority interest                      (1,004)            22      (1,756)      (1,056)

        Income tax provision/(benefit)
         (Note 2)                                     (377)           118        (582)         (50)
                                                   -------        -------    --------      -------

        Income/(loss) before minority
         interest                                     (627)           (96)     (1,174)      (1,006)

        Minority interest in loss of
         consolidated subsidiary
         (Note 4)                                     -              (301)         -          (552)
                                                   -------        -------    --------      -------

        Net Income/(Loss)                          $  (627)       $   205    $ (1,174)     $  (454)
                                                   =======        =======    ========      =======
        Income/(loss) per share
         (Note 3)

        Basic earnings/(loss)
         per share                                 $ (0.07)       $  0.02    $  (0.14)     $ (0.05)
                                                   =======        =======    ========      =======
        Average number of shares
        outstanding during the
        period                                   8,509,896      8,508,389   8,521,223    8,478,264
                                                 =========      =========   =========    =========
        Diluted earnings/(loss)
         per share                               $   (0.07)     $    0.02   $   (0.14)       (0.05)
                                                 =========      =========   =========    =========
        Average number of shares
         outstanding during the
         period                                  8,509,896      8,697,626   8,521,223    8,478,264
                                                 =========      =========   =========    =========


        See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS


                                       NOVEMBER 30, 1998        May 31, 1998
                                          (Unaudited)
                                       -----------------------------------------
                                          (in thousands, except share data)
ASSETS

CURRENT ASSETS
Cash                                     $   3,741               $   1,222
Accounts receivable - net                   48,206                  37,747
Inventories - rough diamonds                12,307                  23,843
            - polished diamonds             61,260                  57,675
Prepaid expenses and other
        current assets                      15,940                  12,640
Deferred tax assets                          4,370                   3,785
                                         ---------               ---------
               TOTAL CURRENT ASSETS        145,824                 136,912

NON-CURRENT ASSETS, net                     10,212                   5,418
                                         ---------               ---------
                                         $ 156,036               $ 142,330
                                         =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & other
        current liabilities              $  15,856               $  25,160
Notes payable - banks                        5,358                    -
                                         ---------               ---------
        TOTAL CURRENT LIABILITIES           21,214                  25,160

SENIOR NOTES AND OTHER
        LONG-TERM DEBT                      42,860                  23,560
DEFERRED TAX LIABILITIES                       150                     150
                                         ---------               ---------
        TOTAL LIABILITIES                   64,224                  48,870
                                         ---------               ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share
   Authorized 5,000,000 shares;
   no shares outstanding                      -                       -
Common stock, par value $1 per share
   Authorized 20,000,000 shares;
   issued 8,535,493 and 8,534,549
   shares                                    8,535                   8,535
Additional paid-in capital                  58,149                  58,145
Foreign currency translation
   adjustment                                 (122)                  -
Retained earnings                           25,628                  26,802
                                          --------                --------
                                            92,190                  93,482

Less treasury stock, 48,900 and
  2,000 shares at cost                        (378)                    (22)
                                          --------                --------

        TOTAL STOCKHOLDERS' EQUITY          91,812                  93,460
                                          --------                --------
                                          $156,036                $142,330
                                          ========                ========


See Notes to Consolidated Financial Statement

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Six Months Ended
                                                             November 30,
                                                             (Unaudited)
                                                          --------------------
                                                         1998              1997
                                                         ----              ----
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                                     $(1,174)           $  (454)
Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in)
  operating activities:
  Depreciation and amortization                           458              1,152
  Provision for uncollectible accounts                     30                 30
  Minority interest in income/(loss) of
  consolidated subsidiary                                   -               (552)
  Benefit from deferred income taxes                     (585)              (160)
(Increase)/decrease in assets and increase/
 (decrease) in liabilities:
      Accounts receivable                             (10,489)            (8,933)
      Inventories                                       7,951            (13,283)
      Other current assets                             (3,300)             1,439
      Non-current assets                               (4,134)                35
      Accounts payable and other current
        liabilities                                    (9,304)             5,743
                                                      -------             ------
Net cash (used in)/provided by
         operating activities                         (20,547)            14,983
                                                      -------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                   (1,118)            (1,323)
                                                      -------             ------
Net cash used in investing activities                  (1,118)            (1,323)
                                                      -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury stock                               (356)                 -
Increase/(decrease) in short-term borrowings            5,358             (1,343)
Increase in long-term borrowings                       19,300              8,350
Proceeds from exercise of stock options                     4                196
                                                      -------             ------

Net cash provided by financing activities              24,306              7,203
                                                      -------             ------
Effect of foreign currency translation
   adjustment                                            (122)                 -
                                                      -------            -------
Net increase/(decrease) in cash                         2,519             (9,103)

Cash at beginning of year                               1,222             10,338
                                                      -------            -------
Cash at end of period                                 $ 3,741            $ 1,235
                                                      =======            =======


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.      INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the six and three months ended November 30, 1998 and 1997 and the financial position as of November 30, 1998. Effective as of January 1, 1998, the Company restructured its Angolan operations. This resulted in the inclusion of all revenue from these operations and an increase in rough sales of approximately $49.7 million and $27.2 million for the six months and three months ended November 30, 1998, respectively.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.      TAXES

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their tax provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards, is approximately $5,480,000 less a valuation allowance of approximately $1,260,000 resulting in a net deferred tax asset of $4,220,000.

For the six months ended November 30, 1998, the Company generated approximately $1,650,000 of net operating losses which can be used to offset future Federal, state and local income taxes.

At November 30, 1998, the Company has available U.S. net operating losses of $9.9 million which expire as follows:



                             Year                        Amount
                             ----                        ------
                             2000                      2,000,000
                             2001                      3,500,000
                             2002                        500,000
                             2007                        500,000
                             2008                        900,000
                             2010                        400,000
                             2013                        450,000
                             2014                      1,650,000
                                                    ------------
                                                     $ 9,900,000
                                                    ============


3.      EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share includes the impact of dilutive stock options.

4.      SALE OF INTEREST IN LAZARE KAPLAN BOTSWANA (PTY) LTD.

In March 1998, the Company completed the sale of its 60% interest in Lazare Kaplan Botswana (Pty) Ltd. for a price of $11.1 million in cash and recorded a net gain, after Botswana taxes, of approximately $3.7 million on the transaction. Through March 1998, the Company consolidated the accounts of Lazare Kaplan Botswana (Pty) Ltd. Minority interest represented the minority stockholders' proportionate share of the results of operations of Lazare Kaplan Botswana (Pty) Ltd.

5.      REVOLVING LOAN AGREEMENT

The Company was not in compliance with the annual cash flow covenant under the revolving loan agreement for the period ended November 30, 1998. The banks have given a waiver to the Company with respect to this covenant for the period ended November 30, 1998 and have amended this covenant for the period ended February 28, 1999.


6.      COMPREHENSIVE INCOME/(LOSS)

As of June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income/(loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. For the three months and six months ended November 30, 1998, total comprehensive loss amounted to $749,000 and $1,296,000, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

RESULTS OF OPERATIONS

NET SALES

Net sales during the six months ended November 30, 1998 were $143.5 million compared to $92.1 million in sales during the comparable period last year. For the three month period ended November 30, 1998 net sales were $74.7 million compared to $46.8 million in the second quarter last year.

Revenue from the sale of polished diamonds was $54.2 million for the six months ended November 30, 1998 compared to $39.7 million in the comparable period last year. For the three month period ended November 30, 1998, polished diamond sales were $28.8 million compared to $21.6 million in the second quarter last year. Polished diamond revenue was positively impacted during the six months and three months ended November 30, 1998 by increased sales of large gem quality polished stones from the Company's factory in Russia, continued strong sales throughout the United States and sales increases in Japan. These increases were partially offset by decreases in polished diamond sales in other areas of Southeast Asia during the same periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rough diamond sales were $89.3 million for the six months ended November 30, 1998 compared to $52.4 million in the comparable period last year. For the three months ended November 30, 1998, rough diamond sales were $45.9 million compared to $25.3 million in the second quarter last year. The increases from the prior year were primarily attributable to increased purchases of rough diamonds throughout Africa. The increases were partially offset by continued lower sales of better quality rough diamonds to the marketplace by DeBeers, one of the Company's principal rough diamond suppliers.

GROSS PROFIT

During the six months ended November 30, 1998, gross margin on net polished sales was 11%, compared to 12% in the comparable period last year. For the three months ended November 30, 1998, gross margin on net polished sales was 10% compared to 13% in the second quarter last year. Polished diamond margins continued to be impacted by firm rough diamond prices resulting from market supply curtailments by DeBeers as well as a softer polished diamond selling prices due to reduced demand in the Southeast Asian market. During the six months ended November 30, 1998, overall (both polished and rough diamonds) gross margin on net sales was 4.8% compared to 7.3% for the same period last year. For the three months ended November 30, 1998, overall gross margin on net sales was 5.0% compared to 8.9% in the second quarter last year. The decrease from the prior year was primarily due to the lower margins realized on rough diamond sales during the six months and the current quarter. Rough diamond margins also continue to be impacted in the current year by increased rough diamond prices described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended November 30, 1998 were $7.3 million, compared to $6.8 million for this period last year. For the three months ended November 30, 1998, selling, general and administrative expenses were $3.9 million compared to $3.6 million in the second quarter last year. These increases were primarily attributable to expenses related to the opening of the Company's sales office in Japan in the current year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

Net interest expense for the six month period ended November 30, 1998 was $1.4 million compared to $1.0 million last year. For the three months ended November 30, 1998 net interest expense was $820,000 compared to $582,000 in the second quarter last year. The increases were due to an increase in the average balance outstanding on the Company's revolving loan combined with lower interest income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at November 30, 1998 was $124.6 million, which was $12.9 million more than its working capital at May 31, 1998. The increase was due to higher accounts receivable and lower current liabilities in the current year.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $91.8 million at November 30, 1998 as compared to $93.5 million at May 31, 1998. No dividends were paid to stockholders during the six months ended November 30, 1998. During the six months ended November 30, 1998, the Company purchased 46,900 shares of its common stock which are shown as a reduction of stockholders' equity.

YEAR 2000

In connection with the Company's efforts to update and modernize its information systems, as well as to address its Year 2000 issue, the Company commenced the implementation of a new, fully integrated computer system during the prior fiscal year. The majority of the costs of this implementation will be capitalized by the Company. The Company is utilizing both internal and external resources to implement and test its new software and hardware. Management anticipates that the project will be substantially complete by June 30, 1999. The total cost of this project is expected to be approximately $2.2 million. As of November 30, 1998, the Company has incurred and capitalized approximately $1.7 million in connection with the project.

In addition the Company has identified its significant suppliers and other third party service providers and expects to initiate formal communications during the third and fourth fiscal quarters to determine the extent to which the Company's operations may be vulnerable to the failure of those third parties to remediate their own Year 2000 issues. Contingency plans in the event of unsuccessful implementation of the above project or noncompliance

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

of any of the Company's primary service providers have yet to be developed, but will be developed in the coming months.

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


Dated: January 14, 1999