Form 10-Q
period 1999-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 1999-04-14
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED FEBRUARY 28, 1999.

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


                             Yes    X              No


     As of March 31, 1999, 8,486,593 shares of the registrant's common stock were outstanding.

PART  1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)

                                        Three Months Ended       Nine Months Ended
                                           February 28,            February 28,
                                           (unaudited)             (unaudited)
                                      1999          1998         1999         1998
                                      ----          ----         ----         ----
Net Sales                           $47,045      $60,627        $190,595    $152,719
Cost of Sales                        43,182       56,960         179,796     142,340
                                     ------       ------         -------     -------
Gross Profit                          3,863        3,667          10,799      10,379
                                     ------       ------         -------     -------
Selling, General &
 Administrative Expenses              3,751        3,302          11,034      10,069
Interest Expense - net                  524          574           1,933       1,576
                                     ------       ------         -------     -------
                                      4,275        3,876          12,967      11,645
                                     ------       ------         -------     -------
Income/(loss) before taxes,
 and minority interest                 (412)        (209)         (2,168)     (1,266)
Income tax provision/(benefit)         (675)          62          (1,257)         12
                                     ------       ------         -------     -------
Income/(loss) before minority
  interest in loss of
  consolidated subsidiary               263         (271)           (911)     (1,278)
Minority interest in loss of
 consolidated subsidiary                --          (316)           --          (868)
                                    -------       -------       --------    --------
Net Income/(Loss)                   $   263       $   45        $   (911)   $   (410)
                                    =======       =======       ========    ========
Basic earnings/(loss)
 per share                          $  0.03       $ 0.01        $  (0.11)   $  (0.05)
                                    =======       =======       ========    ========
Average number of shares
 outstanding during the
 period                           8,486,593    8,511,487       8,509,679   8,489,338
                                  =========    =========       =========   =========
Diluted earnings/(loss)
 per share                          $  0.03     $   0.01        $  (0.11)  $   (0.05)
                                  =========    =========       =========   =========
Average number of shares
 outstanding during the period    8,523,646    8,649,298       8,509,679   8,489,338
                                  =========    =========       =========   =========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                           February 28, 1999     May 31, 1998
                                             (Unaudited)
                                          (in thousands,except per share data)
ASSETS
CURRENT ASSETS
Cash                                            $  6,206            $  1,222
Accounts receivable - net                         36,499              37,747
Inventories - rough diamonds                      22,940              23,843
               - polished diamonds                52,490              57,675
Prepaid expenses and other current assets         14,871              12,640
Deferred tax assets                                5,045               3,785
                                                --------            --------
             TOTAL CURRENT ASSETS                138,051             136,912

NON-CURRENT ASSETS                              $ 11,225            $  5,418
                                                --------            --------
                                                $149,276            $142,330
                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & other
      current liabilities                       $ 14,398            $ 25,160
                                                --------            --------
     TOTAL CURRENT LIABILITIES                    14,398              25,160

SENIOR NOTES AND OTHER LONG
      TERM DEBT                                   42,468              23,560
DEFERRED TAX LIABILITIES                             150                 150
                                                --------            --------
      TOTAL LIABILITIES                           57,016              48,870
                                                --------            --------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.1 per share,
 Authorized 5,000,000 shares;
 no shares outstanding                              --                  --
Common stock, par value $1 per share
 Authorized 20,000,000 shares;
 issued 8,535,493 and 8,534,549
 shares                                            8,535               8,535
Additional paid-in capital                        58,149              58,145
Foreign currency translation
 adjustment                                           63                --
Retained earnings                                 25,891              26,802
                                                --------           --------
                                                  92,638              93,482
Less treasury stock, 48,900 and
 2,000 shares at cost                               (378)                (22)
                                                --------           ---------
      TOTAL STOCKHOLDERS' EQUITY                  92,260              93,460
                                                --------           ---------
                                                $149,276            $142,330
                                                ========           =========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                  Nine Months Ended
                                                                     February 28,
                                                                     (unaudited)
                                                                 1999            1998
                                                                 ----            ----
                                                                    (in thousands)
Cash Flows From Operating Activities:

Net Income/(Loss)                                             $  (911)          $ (410)

Adjustments to reconcile net income/(loss)
 to net cash provided by/(used in)
 operating activities:
     Depreciation and amortization                                687            1,776
     Provision for uncollectible accounts                          45               45
     Minority interest in loss of consolidated subsidiary        --               (868)
      Benefit from deferred income taxes                       (1,260)            (160)
(Increase)/decrease in assets and increase/
  (decrease) in liabilities:
      Accounts receivable                                       1,203            4,752
     Inventories                                                6,088          (19,471)
     Prepaid expenses and
     other current assets                                      (2,231)            (263)
      Non-current assets                                       (4,387)              62
     Accounts payable and other current
      liabilities                                             (10,762)           9,564
                                                              --------         -------
Net cash used in
 operating activities                                         (11,528)         (14,297)
                                                              --------         -------

Cash Flows From Investing Activities:

Capital expenditures                                           (2,107)          (1,764)
                                                              -------          -------
Net cash used in investing activities                          (2,107)          (1,764)
                                                              -------          -------

Cash Flows From Financing Activities:

Purchase of Treasury stock                                       (356)            --
Decrease in short-term borrowings                                --             (1,343)
Increase/(decrease) in long-term borrowings                    18,908           10,350
Proceeds from exercise of stock options                             4              212
                                                              -------          -------
Net cash provided by financing activities                      18,556            9,219
                                                              -------          -------
Effect of foreign currency translation
 adjustment                                                        63              --
                                                              -------          -------
Net increase/(decrease) in cash                                 4,984            6,842
Cash at beginning of year                                       1,222           10,338
                                                              -------          -------
Cash at end of period                                         $ 6,206          $ 3,496
                                                              =======          =======


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.    Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the nine months and three months ended February 28, 1999 and 1998 and the financial position as of February 28, 1999.

The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.    Taxes

The Company's subsidiaries do business in foreign countries. The subsidiaries are not subject to federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset, which is comprised primarily of operating loss carryforwards is approximately $5,480,000 less a valuation allowance of approximately $585,000 resulting in a net deferred tax asset of $4,895,000.

For the nine months ended February 28, 1999, the Company generated approximately $1,350,000 of net operating losses which can be used to offset future Federal, state and local income taxes. Additionally, during the three months ended February 28, 1999, the Company reversed approximately $500,000 of the valuation allowance previously established against the Company's deferred tax asset.

At February 28, 1999 the Company has available U.S. net operating losses of $10.35 million which expire as follows:

                                          Year                Amount
                                          ----                ------
                                          2000             $2,000,000
                                          2001              3,500,000
                                          2002                500,000
                                          2007                500,000
                                          2008                900,000
                                          2010                400,000
                                          2013              1,200,000
                                          2014              1,350,000
                                                          -----------
                                                          $10,350,000
                                                          ===========



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

5.    Comprehensive Income/(Loss)

As of June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income/(loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. For the three months ended February 28, 1999, total comprehensive income was $448,000 and for the nine months ended February 28, 1999, total comprehensive loss was $848,000.

6.    Accounting for Costs of Computer Software Developed or
      Obtained for Internal Use

As of December 1, 1998, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. As a result of adopting this SOP, the Company capitalized approximately $500,000 related to internal use software development projects.

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

Results of Operations

Net Sales

Net sales during the nine months ended February 28, 1999 were $190.6 million compared to $152.7 million in sales during the comparable period last year. For the three month period ended February 28, 1999 net sales were $47.0 million compared to $60.6 million in the third quarter last year.

Revenue from the sale of polished diamonds was $82.8 million for the nine months February 28, 1999 compared to $59.3 million in the comparable period last year. For the three month period ended February 28, 1999 polished diamond sales were $28.6 million compared to $19.6 million in the third quarter last year. The increase during the three months ended February 28, 1999 was due to increased volume in the United States, Japan and Southeast Asia. For the nine months ended February 28, 1999, the increase was primarily due to increased sales of large gem quality polished stones from the Company's factory in Russia, continued strong sales throughout the United States and sales increases in Japan, partially offset by weaker sales volume earlier in the year in Southeast Asia.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    (continued)

Rough diamond sales were $107.8 million for the nine months ended February 28, 1999 compared to $93.4 million in the comparable period last year. For the three months ended February 28, 1999 rough diamond sales were $18.5 million compared to $41.0 million in the third quarter last year. The decrease in the third quarter was primarily attributable to lower purchases and sell through, particularly in Angola, where fewer diamonds were available at prices the Company was prepared to pay due to increased rebel fighting, heavy rainfall and increased competition. In addition, the decrease was caused by continued lower sales of better quality rough diamonds to the marketplace by DeBeers, one of the Company's principal rough diamond suppliers.

Gross Profit

During the nine months ended February 28, 1999, gross margin on net polished sales was 11.5%, compared to 10.9% in the comparable period last year. For the three months ended February 28, 1999 gross margin on net polished sales was 13.0% compared to 8.8.% in the third quarter last year. Despite these increases, polished diamond margins continued to be impacted by firm rough diamond prices resulting from market supply curtailments by DeBeers as well as softer polished diamond selling prices due to overall reduced demand in the Southeast Asian market. During the nine months ended February 28, 1999 overall (both polished and rough diamond) gross margin on net sales was 5.7% compared to 6.8% for the same period last year. For the three months ended February 28, 1999, overall gross margin on net sales was 8.2% compared to 6.1% in the third quarter last year. The decrease from the prior year was primarily due to the lower margins realized on rough diamond sales during the nine months. The increase for the three months ended February 28, 1999 was a result of the increase in polished diamond sales as a percentage of total sales as compared with the third quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended February 28, 1999 were $11.0 million, compared to $10.1 million for this period last year. For the three months ended February 28, 1999 selling, general and administrative expenses were $3.8 million compared to $3.3 million in the third quarter last year. The increases in both the nine and three months ended February 28, 1999 were primarily attributable to the opening of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    (continued)


the Company's sales office in Japan in the current year, partially offset by the capitalization of salary and benefit costs for those employees directly involved with the Company's implementation of its new computer system.

Interest Expense

Net interest expense for the nine month period ended February 28, 1999 was $1.9 million compared to $1.6 million last year. For the three months ended February 28, 1999 net interest expense was $524,000 compared to $574,000 in the third quarter last year. The increase for the nine months was due to an increase in the average balance outstanding on the Company's revolving loan combined with lower interest income in the current year.

Liquidity and Capital Resources

The Company's working capital at February 28, 1999 was $123.7 million, which was $11.9 million more than its working capital at May 31, 1998. The increase was due to lower current liabilities in the current year.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $92.3 million at February 28, 1999 as compared to $93.5 million at May 31, 1998. No dividends were paid to stockholders during the nine months ended February 28, 1999. During the nine months ended February 28, 1999, the Company purchased 46,900 shares of its common stock which are shown as a reduction of stockholders' equity.

Year 2000

In connection with the Company's efforts to update and modernize its information systems, as well as to address its Year 2000 issue, the Company commenced the implementation of a new, fully integrated computer system during the prior fiscal year. The majority of the costs of this implementation will be capitalized by the Company. The Company is utilizing both internal and external resources to implement and test its new software and hardware. Management anticipates that the project will be substantially complete by August 31, 1999. The total cost of this project is expected to be approximately $3.0 million. As of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    (continued)

February 28, 1999, the Company has incurred and capitalized approximately $2.6 million in connection with the project which includes approximately $500,000 of salary and benefit costs for employees who are directly involved with the project as well as interest costs capitalized in accordance with SOP 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

In addition the Company has identified its significant suppliers and other third party service providers and has initiated formal communications during the third quarter to determine the extent to which the Company's operations may be vulnerable to the failure of those third parties to remediate their own Year 2000 issues. Contingency plans in the event of unsuccessful implementation of the above project or noncompliance of any of the Company's primary service providers have yet to be developed, but will be developed in the coming months.

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



                                          LAZARE KAPLAN INTERNATIONAL INC.




                                          By: (s) Sheldon L. Ginsberg
                                              ---------------------------
                                                  Sheldon L. Ginsberg
                                                  Executive Vice President and
                                                  Chief Financial Officer






Dated: April 14, 1999