Form 10-K405
period 1999-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1999-08-27
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                   MAY 31, 1999

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

Registrant's telephone number, including area code (212) 972-9700

Securities registered pursuant to Section 12(b) of the Act:


         Title of each class              Name of each exchange on which registered
         -------------------              -----------------------------------------
  COMMON STOCK ($1 PAR VALUE)                    AMERICAN STOCK EXCHANGE
  PREFERRED SHARE PURCHASE RIGHTS                AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --   --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 30, 1999, 8,368,343 of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $41,869,549.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1999 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

         1999 Annual Report to Stockholders for the fiscal year ended May 31, 1999 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                     Part I

Item 1. Description of Business

The Company

         Lazare Kaplan International Inc. ("the Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest U.S. producer of ideal cut diamonds through its facility in Puerto Rico. In addition, at its facilities in Moscow, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and, to a growing extent, through retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

         The Company's marketing strategy in the selling of Lazare Diamonds is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view towards helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including those with international reputations and those known only in their communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image. The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system which, when coupled with the "ideal cut" standard, allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry which features Lazare Diamonds.

         An important element of the Company's strategy is the promotion of the Lazare Diamond brand name. Every Lazare Diamond bears a laser inscription on its outer perimeter, invisible to the naked eye, containing the Lazare Kaplan logo and an identification number unique to the stone. The laser signature also allows consumers to register their Lazare Diamonds with the Company under its program, The Lazare Diamond Registry'r', thereby providing proof of ownership in case of loss or theft.

         One of the Company's important suppliers of rough diamonds is the Diamond Trading Company ("DTC"), an affiliate of De Beers Centenary AG, a Swiss company ("DeBeers"). Based on published reports, the Company believes that the DTC controls approximately 60% of the value of world rough diamond output. The Company has been a client of the DTC for more than 60 years. In order to diversify its sources of rough diamond supply, however, the Company has broadened its purchasing capabilities throughout Africa and has an office in Antwerp to supplement its rough diamond needs by secondary market purchases. The Company also has expanded its operations and entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough diamond sources.

         The Company currently has three manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the world producing ideal cut diamonds. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company also has two manufacturing facilities in Russia. These facilities are conducted pursuant to agreements with AK Almazi Rossii Sakha (ALROSA) of Russia. The Company's first Russian factory in Moscow, which was equipped and staffed during fiscal year 1997, is operating near its full anticipated manufacturing capacity. The Company's other Russian facility, located in Barnaul, was equipped and staffed at the end of fiscal year 1999. The Company's manufacturing operation which was conducted in cooperation with the Russian Government agency responsible for diamond exports and the Russian national stockpile has suspended production.

Diamond Supply

         The Company's overall revenues are dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. In addition, diamond production in Canada commenced during late calendar year 1998, and, according to published reports, is expected to reach $500 million annually. The Central Selling Organization ("CSO"), which is affiliated with De Beers, is the primary world-wide marketing mechanism of the rough diamond industry. The CSO seeks to maintain an orderly and stable market for diamonds by regulating the quantity and selection of rough diamonds that reach the market. This is achieved either by directly owning diamond mines, entering into multi-year purchase agreements with host governments, or by purchasing rough diamonds in the secondary market. Sales for the CSO are made in London by the DTC to a select group of clients ("sightholders") which, according to published reports, number approximately 160, including the Company. Based upon published reports, the Company believes that approximately 60% of the world diamond output is purchased for resale by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

         The DTC has been and continues to be an important supplier of rough diamonds to the Company. The DTC periodically invites its clients to submit their requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings of rough diamonds ("sights") held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC's stated price, an assortment of rough diamonds known as a "series", the composition of which attempts to take into account the qualitative and quantitative requirements of the Company based on requests submitted to the DTC by the Company. The Company has been a sightholder for more than 60 years. The loss of its status as a sightholder could have a material adverse effect on the Company.

         In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

         In December 1994, the Company reached an agreement with the Empresa Nacional de Diamantes de Angola ("Endiama"), Angola's national diamond mining company, pursuant to which the Company was granted a license to purchase rough diamonds from local Angolan miners and export such rough diamonds for resale. At the time, this was one of three such licenses granted by Endiama. The Company believes that, since this time, Endiama has issued two additional licenses. The agreement entitles the Company to establish buying offices throughout Angola, the first of which was set up during 1995 in Luanda, the capital of Angola. The Company currently has five buying offices located in Angola, including the office in Luanda. The agreement has a term of five years ending on December 31, 1999. The Company has not yet determined whether or not to seek to renew this agreement. Any renewal will, among other things, be dependent upon stability in Angola, market conditions, profitability, if any, of the Company's Angolan operations and the Company's ability to negotiate acceptable terms and conditions. As a result of the intensification of hostilities and a restructuring of the Company's operations in Angola, the Company's purchase of Angolan rough diamonds during the latter part of Fiscal 1999 were significantly reduced.

         In March 1999, the Company announced that a newly formed, wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") had entered into an exclusive ten-year agreement with a wholly-owned subsidiary of General Electric Company ("GE") under which POL will market natural diamonds that have undergone a new GE process that enhances certain characteristics of select, natural gemstone diamonds. The process is an additional step which complements the many steps to which a diamond is customarily subjected in the course of being extracted, processed with mechanical and chemical operations and then cut and polished. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process is designed to improve the color, brilliance and brightness of qualifying diamonds without reducing their all-natural content. The process, which was developed and is owned by GE, will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new GE process. Each diamond sold by POL will be laser inscribed with the brand name "GE POL." POL began offering these diamonds to distributors around the world in late May 1999.

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

Cutting and Polishing

         The Company and its subsidiaries currently have three primary cutting and polishing operations, two located in Russia (of which one is in Moscow and one is in Barnaul) and one located in Puerto Rico.

         The Company's first factory in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK Almazi Rossii Sakha (ALROSA) of Russia for the cutting, polishing and marketing of large rough gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.4 billion, accounting for over 20% of the world's supply of diamonds. Under the terms of the ALROSA I Agreement, the Company has equipped a diamond cutting factory which was completed in February 1997 within the ALROSA facility in Moscow. This facility is staffed by Russian technicians and managed and supervised by Company personnel. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds selected by the Company as being suitable for processing in this facility. The Company received its first shipment of polished stones produced at this facility during November 1997. During fiscal year 1999, this facility produced in excess of $45 million of polished stones. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish two additional diamond cutting facilities (one of which is not yet operational). These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. ALROSA has agreed to supply a minimum of $100 million per year (at rough diamond cost) for ten years of rough gem diamonds selected by the Company as being suitable for processing in these facilities. The Company received its first test shipment of polished stones produced at these facilities during the fourth quarter of fiscal 1999. These facilities, once they are all fully operational, have the capacity to cut and polish in excess of $150 to 200 million (at rough diamond cost) per year of rough gem diamonds. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after reimbursement of costs incurred by each of the parties, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of $62 million of financing which ALROSA received from a United States commercial bank and to be guaranteed by Eximbank for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment will be used by ALROSA to increase production in its diamond mines. Eximbank has stated that this agreement was the first transaction approved under Eximbank's General Project Incentive Agreement with the Ministry of Finance and the Central Bank of the Russian Federation signed in December 1993. The ALROSA II Agreement will enable ALROSA to receive additional loan guarantees from Eximbank of an additional several hundred million dollars. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment, expand mining productions and refurbish operations at currently non-functioning Russian diamond cutting factories.

         The Company had another facility located in Moscow which was conducted in cooperation with the Russian Government organization responsible for diamond policy and the Russian national stockpile. Production from this facility has been suspended and there have been no diamonds exported from this facility since the beginning of calendar year 1997, including those that are already polished by the Company and awaiting export. The Company believes that it will recapture lost sales once these polished diamonds are exported.

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

Pricing

         Rough Diamond Prices

         Through its control of approximately 60% of the value of the world diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds to maintain an orderly market by adjusting rough diamond supplies in the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could materially adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

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

Marketing, Sales and Distribution

         Marketing Strategy

         The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including both those with international reputations and those recognized only in their local communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image.

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

         A key element of the Company's strategy is the promotion of the Lazare Diamond brand name directly to consumers. The Company is able to market its diamonds under a brand name to retailers because (a) the ideal cut differentiates the Company's diamonds from commercial diamonds in the marketplace and (b) each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's patented laser inscription process, thus authenticating the diamonds. The Company holds a domestic patent, which expires in 2000, and various international patents for this process. In addition, on August 3, 1999, a U.S. patent was issued to the Company for a new and improved laser inscription process. The Company also has international patents-pending for this process.

         The Company's decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product.

         Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company has no current plans to sell its diamonds directly to consumers and intends to continue concentrating its marketing efforts towards the quality retail jeweler.

         The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

Sales and Distribution

         While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 40,000 jewelry stores in the United States, over 25,000 retailers in Japan and over 60,000 retail stores in Europe. The Company's sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers

(the majority of which are independently owned and operated), wholesalers and distributors and, to a lesser extent, to jewelry manufacturers. Full time regional sales representatives located throughout the United States, Hong Kong and Europe, are compensated on a commission basis and handle sales throughout their respective territories.

         The Company's U.S. sales force is supported by a New York based telemarketing department. Sales to certain of the Company's largest accounts are handled by headquarters personnel. Most of the Company's major accounts are customers of long standing.

         The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Korea and Malaysia and recently throughout South America.

         After working with its former distributor of over 25 years, in 1999, the Company changed the nature of its distribution in Japan by assuming control of distribution of its products and opening its own office. In this way, the Company has realigned its position with its retail and wholesale customers and shortened its channels of distribution. In addition, this realignment has enabled the Company, without interruption, to assume control of the expansion and maintenance of the Lazare Diamond brand name in Japan. As part of the realignment, the Company retained experienced Japanese staff, giving it immediate and direct access to important customers as well as in depth industry knowledge. The Company believes that this realignment was necessary in order to compete effectively in Japan (the world's second largest market for diamonds and diamond jewelry) in the years to come. The Company continues to maintain its relationship with Seiko Corporation ("Seiko"), one of the world's largest watchmakers. It is anticipated that Seiko will ultimately supply Lazare Diamonds to 300-400 retailers in Japan. Seiko is generally recognized as a leader in consumer brand marketing and has a well developed network of contacts and retailers.

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

         The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:



                                                                        Years ended May 31,
                                                              ---------------------------------------
                                                              1999              1998             1997
                                                              ----              ----             ----
Percentage of Net Sales to Customers

         United States                                          31%               28%              22%
         Far East                                                8%                7%               9%
         Europe, Israel & other                                 61%               65%              69%
                                                              ----             -----             ----
                                                              100%              100%             100%
                                                              ====              ====             ====

         The world's rough diamond trading markets are primarily located in Belgium and Israel; therefore, the majority of the Company's rough diamond sales have been transacted with foreign customers. In 1999 and 1998, due to an increase in demand in the United States combined with weaker markets in the Far East, the Company sold a greater percentage of its polished diamonds domestically than it had in prior years. In addition, the Company's sales to customers in Europe, Israel & other, which consisted primarily of rough diamonds, were lower as a percentage of total sales in 1999 as compared to 1998 due to the greater rate of increase in polished diamond sales in the U.S. in 1999 as compared to the prior years,

         The Company believes that due to the possible international resale of diamonds by its customers, the above percentages may not represent the final location of retail sales of its product. All of the Company's foreign sales, other than those made in Japan, are denominated in United States dollars. Where possible, the Company hedges its sales transactions in Japan to minimize the impact of any foreign currency exposure on its foreign revenue. The profitability of foreign sales of either polished or rough diamonds is consistent with that of domestic sales of similar merchandise.

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

         The Company believes there are significant barriers to entry by potential competitors into the business of manufacturing ideally proportioned diamonds. Among the most important of these barriers are the need for significant working capital to purchase rough diamonds and hold polished inventory, the long-term relationships required to have access to adequate supplies of rough diamonds, the limited number of persons with the skills necessary to consistently cut significant amounts of ideally proportioned diamonds, the difficulty in obtaining access to upscale channels of distribution, the importance of public recognition of an established brand name and the establishment of computer systems to report on and monitor the manufacturing and distribution network.

Employees

         At July 31, 1999, the Company had 191 full-time employees and 7 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workmen. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

Item 2. Properties

         The Company leases office space, a portion of which is devoted to sales rooms, at 529 Fifth Avenue, New York City, for a term expiring September 30, 2003 at an annual rental rate of approximately $278,000 (subject to escalations). The Company also subleases space at the same address to Leon Tempelsman & Son for a like term at a rental rate per square foot which is the same as the Company is paying to the landlord.

         The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 7,500 square feet.

         The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2003 at an annual rental rate of 1,500,000 Belgian francs (approximately $39,000).

         The Company also has a 40% ownership interest in a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

         The Company leases office space in Hong Kong for a term expiring April 30, 2000 at an annual rental rate of 354,000 Hong Kong dollars (approximately $46,000).

         The Company leases office space in Tokyo for a term expiring August 31, 2000 at an annual rental rate of 18,200,000 Japanese Yen (approximately $148,500).

         The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.

Item 3.  Legal Proceedings

         On or about April 13, 1999, International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark ("Neumark"), the President and controlling stockholder of IDT, commenced an action in the U.S. District Court for the Southern District of New York against the Company, Lazare Kaplan Belgium, N.V., a subsidiary of the Company ("LKB"), and Maurice Tempelsman, Leon Tempelsman and Sheldon Ginsberg, each of whom is a director and officer of the Company and a director of LKB. The plaintiffs subsequently amended their complaints to eliminate LKB and Mr. Ginsberg as defendants. The plaintiffs alleged, among other things, that the Company and its principals fraudulently induced IDT to make more than $1.75 million in payments to the Company in connection with an alleged "joint venture" for the purchase of rough diamonds, excluded IDT from this relationship and expropriated its interest, defamed the plaintiffs, causing injury to their business reputation and interfered with plaintiffs' business prospects. The plaintiffs are seeking damages of $1.75 million, together with interest, general, consequential and other damages in an unspecified amount and punitive damages. The plaintiffs further seek the value of half of the alleged profits since September 1998, the date at which the relationship was allegedly wrongfully terminated. In addition, the plaintiffs allege that the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 inaccurately includes all of the sales of the Company's Angolan operations. The Company believes that the plaintiffs' allegations are without merit and is vigorously defending this action.

         In a related matter, on or about April 13, 1999, Novel Diamonds Inc. ("Novel") and Lexco Limited ("Lexco") submitted a demand for arbitration to the International Chamber of Commerce naming as respondents, the Company, Lazare Kaplan (Bermuda) Ltd., a wholly-owned subsidiary of the Company, LKN Diamond Company, LTD. ("LKN") and Sheldon Ginsberg. Each of the claimants is controlled by Neumark. The claimants have alleged, among other things, that the respondents are in breach of their obligations to transfer the Company's "rough diamond trading sight" (the "sight") to LKN as was allegedly required by a 1994 shareholders agreement and have improperly barred claimants and Mr. Neumark from access to the "sight" business. As a result of the foregoing, the claimants are seeking damages of $5 million and at least 50% of the profits from the "sight" business since September 1998, plus interest, and 50% of the net asset value of LKN, including the "sight." The Company believes that the claimants' allegations are without merit and is vigorously defending this action.

         The two above actions followed the institution, earlier in 1999, of an arbitration proceeding jointly submitted by Neumark, IDT and the Company. This matter was voluntarily submitted to arbitration by Neumark, IDT and the Company to resolve all monetary disputes between the parties as a result of the termination of their relationship, except for those that are the subject of the foregoing actions. All matters submitted to arbitration have been substantially resolved with the exception of the following (i) whether there is any goodwill arising from the alleged relationship in Angola, and (ii) if goodwill exists, the value of such goodwill and the amount of the payment, if any, to be made. The Company believes that such claim for goodwill is without merit and is vigorously defending its position that no payment for goodwill is appropriate.

         If the opposing parties are successful in some or all of above related proceedings, the Company's business could be materially and adversely affected.

         In addition, Neumark has commenced an action in Delaware Chancery Court against the Company seeking the right to inspect, and make copies of, certain books and records of LKI and LKB.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Executive Officers of the Company

         The following table sets forth information regarding executive officers of the Company.


NAME                                                 POSITION                           AGE
----                                                 --------                           ---

Maurice Tempelsman                                   Chairman of the Board               70

Leon Tempelsman                                      Vice Chairman of the                43
                                                     Board and President

Sheldon L. Ginsberg                                  Executive Vice President and        45
                                                     Chief Financial Officer

Robert Speisman                                      Senior Vice President - Sales       46


         All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 1998, and hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

         Maurice Tempelsman is the Chairman of the Board and a director of the Company and a general partner of Leon Tempelsman & Son ("LTS"), a partnership with interests in the international diamond and mining industries. He has held these positions since 1984. Maurice Tempelsman is the father of Leon Tempelsman and the father-in-law of Robert Speisman.

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

         Robert Speisman has been the Senior Vice President - Sales of the Company since January 1999. He was Vice President - Sales of the Company from April 1986 until January 1999. Mr. Speisman has been a director of the Company since 1989. Mr. Speisman is the son-in-law of Maurice Tempelsman and the brother-in-law of Leon Tempelsman.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock (par value $1 per share) is traded on the American Stock Exchange.

         Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to the Company's Annual Report.

Item 6.   Selected Financial Data

         Selected financial data are hereby incorporated by reference to the Company's Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference to the Company's Annual Report.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 8.   Financial Statements and Supplementary Data

         (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

                  (i)      Report of Ernst & Young LLP

                  (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 1999.

                  (iii) Consolidated Balance Sheets as at May 31, 1999 and May 31, 1998.

                  (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 1999.

                  (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 1999.

                  (vi)     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    Part III

         Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 1999.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a)      1.       The response to this portion of Item 14 is set forth
                           in Item 8 of Part II hereof.

                  2.       Financial Statement Schedule

                           Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 1999.

                           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                               COLUMN B          COLUMN C                COLUMN D     COLUMN E
--------                               --------          --------                --------     --------
                                                        Additions
                                                  --------------------------
                                     Balance at   Charged to    Charged to                   Balance at
                                      beginning   costs and   other accounts    Deductions      end
      Description                     of period    expenses      describe        describe    of period
      -----------                     ---------   ---------   --------------    ----------   ---------
YEAR ENDED MAY 31, 1999:

Allowance for doubtful accounts        $143,120    $ 60,000      $    -         $  1,064(A)   $202,056
                                       --------    --------      -------        --------      --------

YEAR ENDED MAY 31, 1998:

Allowance for doubtful accounts        $162,487    $ 60,000      $    -         $ 79,367(A)   $143,120
                                       --------    --------      -------        --------      --------

YEAR ENDED MAY 31, 1997:

Allowance for doubtful accounts        $281,265    $(25,000)     $    -         $ 93,778(A)   $162,487
                                       --------    --------      -------        --------      --------




(A) Amounts written off.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

         (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K, responding to Item 5 - "Other Events," on May 10, 1999.

         (c)      Exhibits

(3)      Articles of Incorporation and Bylaws

         (a) Certificate of Incorporation, as amended - incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

         (b) Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 1, 1990 - incorporated herein by reference to Exhibit
                  (3)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

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

         (e)      By-laws, as amended - incorporated herein by reference to
                  Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

(10)     Material Contracts

         (a) Lazare Kaplan International Inc. Amended and Restated 1988 Stock Option Incentive Plan - incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on November 5, 1990.

         (b) Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan - incorporated herein by reference to Exhibit A to the Company's proxy statement for its Annual Meeting of Stockholders held on November 5, 1997 filed with the Commission on September 17, 1997.

         (c) Form of Incentive Stock Option Agreement for options granted pursuant to the Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan - incorporated herein by reference to Exhibit 4.5(a) to the Company's Registration Statement on Form S-8 filed with the Commission on November 14, 1997.

         (d) Form of Non-Qualified Stock Option Agreement for options granted pursuant to the Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan - incorporated herein by reference to Exhibit 4.5(a) to the Company's Registration Statement on Form S-8 filed with the Commission on November 14, 1997.

         (e) Note Agreement dated as of May 15, 1991 by and between the Company, Allstate Life Insurance Company, Monumental Insurance Company and PFL Life Insurance Company - incorporated herein by reference to Exhibit 28 to Report on Form 8-K dated May 23, 1991 filed with the Commission on June 4, 1991.

         (f) First Amendment to Note Agreement, dated as of February 28, 1992, by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company - incorporated herein by reference to
                  Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

         (g) Second Amendment to Note Agreement, dated as of March 25, 1992 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company - incorporated herein by reference to Exhibit 10(e) to Report on Form 10-K of the Company for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

         (h) Third Amendment to the Note Agreement, dated as of December 1, 1992 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company - incorporated herein by reference to
                  Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 filed with the Commission on August 30, 1993.

         (i) Fourth Amendment to the Note Agreement, dated as of August 25, 1995 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company - incorporated herein by reference to
                  Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1995 filed with the Commission on October 13, 1995.

         (j) Loan Agreement, dated May 14, 1996 among the Company, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 filed with the Commission on August 28, 1996.

         (k) Amendment No. 1, dated as of November 29, 1996, to Loan Agreement, dated May 14, 1996, among the Company, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(1) to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed with the Commission on December 11, 1996.

         (l) Amendment No. 2, dated as of May 30, 1997, to Loan Agreement, dated May 14, 1996, among the Company, Fleet Bank, N.A. and Bank Leumi Trust Company of New York incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (m) Cooperation Agreement, dated July 15, 1996 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to the Company's Current Report on Form 8-K/A filed with the Commission on November 18, 1996 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (n) Cooperation Agreement, dated March 23, 1999 between the Company and AK Almazi

                  Rossii Sakha (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (o) Processing Agreement, dated as of February 20, 1999, between Pegasus Overseas Ltd. and a wholly-owned subsidiary of General Electric Company (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (p) Rights Agreement, dated as of July 31, 1997, between the Company and ChaseMellon Shareholder Services, LLC - incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-A filed with the Commission on August 26, 1997.

         (q) Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (r) Sheldon L. Ginsberg Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (s) Robert Speisman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

(13) 1999 Annual Report to Security Holders - incorporated herein by reference to the Company's 1999 Annual Report to Stockholders to be filed with the Commission.

(21)     Subsidiaries

(23)     Consent of Ernst & Young LLP

(27)     Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LAZARE KAPLAN INTERNATIONAL INC.



                                By (s) Sheldon L. Ginsberg
                                   ---------------------------------------------
                                Sheldon L. Ginsberg, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated:  August 27, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                      Title                           Date
---------                                      -----                           ----

(s) Maurice Tempelsman                  Chairman of the                    August 27, 1999
---------------------------------       Board of Directors
(Maurice Tempelsman)


(s) Leon Tempelsman                     Vice Chairman of the               August 27, 1999
---------------------------------       Board of Directors and
(Leon Tempelsman)                       President (principal
                                        executive officer)

(s) Lucien Burstein                     Director                           August 27, 1999
---------------------------------
(Lucien Burstein)


(s) Myer Feldman                        Director                           August 27, 1999
---------------------------------
(Myer Feldman)


(s) Sheldon L. Ginsberg                 Director and Executive             August 27, 1999
---------------------------------       Vice President and Chief
(Sheldon L. Ginsberg)                   Financial Officer (principal
                                        financial and accounting
                                        officer)


(s) Robert Speisman                     Director                           August 27, 1999
---------------------------------
(Robert Speisman)


                                  EXHIBIT INDEX


(10)     (n)      Cooperation Agreement, dated March 23, 1999 between the
                  Company and AK Almazi Rossii Sakha (certain portions of this agreement have been omitted pursuant to a request for
                  confidential treatment).

(10)     (o)      Processing Agreement, dated as of February 20, 1999,
                  between Pegasus Overseas Ltd. and a wholly-owned subsidiary of
                  General Electric Company (certain portions of this agreement have been omitted pursuant to a request for confidential
                  treatment).

(13) 1999 Annual Report to Security Holders-incorporated herein by reference to the 1999 Annual Report to Stockholders to be filed with the Commission.

(21)     Subsidiaries

(23)     Consent of Ernst & Young LLP

(27)     Financial Data Schedule


                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'
The paragraph symbol shall be expressed as...................................[p]
The trademark symbol shall be expressed as..................................'TM'