Form 10-Q
period 1999-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 1999-10-15
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED AUGUST 31, 1999.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

         FROM ________  TO ______

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

                             YES X     NO

                                ---      ---

         As of September 30, 1999, 8,251,073 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)

                                                                   Three Months Ended
                                                                       August 31,
                                                                      (Unaudited)
                                                              --------------------------
                                                                 1999            1998
                                                              -----------    -----------
Net sales                                                     $    69,742    $    68,844
Cost of sales                                                      63,250         65,651
                                                              -----------    -----------
                                                                    6,492          3,193
                                                              -----------    -----------
Selling, general & administrative expenses                          4,450          3,356
Interest Expense - net                                                706            589
                                                              -----------    -----------
                                                                    5,156          3,945
                                                              -----------    -----------
Income/(loss) before taxes and cumulative effect of
  change in accounting principle                                    1,336           (752)
Income tax provision/(benefit) (Note 2)                               320           (205)
                                                              -----------    -----------
Income/(loss) before cumulative effect of change in
   accounting principle                                             1,016           (547)
Cumulative effect of change in method of accounting for
   reporting the costs of start-up activities in accordance
   with Statement of Position 98-5 (Note 5)                        (1,522)          --
                                                              -----------    -----------

Net income/(loss)                                             $      (506)   $      (547)
                                                              ===========    ===========

Income/(loss) per share (Note 3)

Basic earnings/(loss) per share before cumulative
   effect of change in accounting principle                   $      0.12    $     (0.06)
                                                              ===========    ===========
Basic earnings/(loss) per share                               $     (0.06)   $     (0.06)
                                                              ===========    ===========

Average number of shares outstanding during the period          8,369,318      8,532,549
                                                              ===========    ===========

Diluted earnings/(loss) per share before cumulative
  effect of change in accounting principle                    $      0.12    $     (0.06)
                                                              ===========    ===========
Diluted  earnings /(loss) per share                           $     (0.06)   $     (0.06)
                                                              ===========    ===========

Average number of shares outstanding during the period          8,447,179      8,532,549
                                                              ===========    ===========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(in thousands, except share data)

                                              August 31, 1999
                                                (Unaudited)    May 31, 1999
                                              --------------- -------------
ASSETS
CURRENT ASSETS
Cash                                             $   5,851    $   5,181
Accounts receivable - net                           42,523       32,902
Inventories - rough diamonds                        28,276       30,363
            - polished diamonds                     51,210       50,991
Prepaid expenses and other current assets           12,167       13,038
Deferred tax assets - current                        1,491        1,450
                                                 ---------    ---------
         TOTAL CURRENT ASSETS                      141,518      133,925
DEFERRED TAX ASSETS, net                             7,995        7,665
NON-CURRENT ASSETS, net                             10,926       10,323
                                                 ---------    ---------
                                                 $ 160,439    $ 151,913
                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and other current liabilities   $  36,778    $  25,186
Notes payable - banks                                 --          2,158
                                                 ---------    ---------
         TOTAL CURRENT LIABILITIES                  36,778       27,344
SENIOR NOTES AND OTHER
  LONG-TERM DEBT                                    38,133       38,575
                                                 ---------    ---------
         TOTAL LIABILITIES                          74,911       65,919
                                                 ---------    ---------

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share
   Authorized 5,000,000 shares;
   no shares outstanding                              --           --
Common stock, par value $1 per share
   Authorized 20,000,000 shares;

   issued 8,538,223 and 8,535,493 shares             8,538        8,535
Additional paid-in capital                          58,161       58,149
Cumulative translation adjustment                       69           44
Retained earnings                                   19,973       20,479
                                                 ---------    ---------
                                                    86,741       87,207
Less treasury stock, 167,150 shares
   at cost                                          (1,213)      (1,213)
                                                 ---------    ---------

         TOTAL STOCKHOLDERS' EQUITY                 85,528       85,994
                                                 ---------    ---------
                                                 $ 160,439    $ 151,913
                                                 =========    =========



See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in thousands)


                                                                          Three Months Ended
                                                                                August 31,
                                                                          1999           1998
                                                                       ------------   ----------
                                                                                (Unaudited)

Cash Flows From Operating Activities:

Net income/(loss)                                                       $   (506)   $   (547)
Adjustments to reconcile net income/(loss)
to net cash provided by/(used in)operating activities:

   Depreciation and amortization                                             327         224
   Provision for uncollectible accounts                                       15          15
   Deferred income taxes                                                     300        (205)
   Cumulative effect of change in method of accounting                     1,522        --
(Increase)/decrease in assets and increase/(decrease) in liabilities:

   Notes and accounts receivable                                          (9,636)      3,830
   Inventories                                                             1,868      (9,111)
   Prepaid expenses and other current assets                              (1,322)        460
   Non-current assets                                                       (249)     (4,000)
   Accounts payable and other current liabilities                         11,592       5,347
                                                                        --------    --------
Net cash (used in)/provided by operating activities                        3,911      (3,987)
                                                                        --------    --------

Cash Flows From Investing Activities:

Capital expenditures                                                        (681)       (386)
                                                                        --------    --------
Net cash used in investing activities                                       (681)       (386)
                                                                        --------    --------

Cash Flows from Financing Activities:

Decrease in short-term borrowings                                         (2,158)       --
Increase/(decrease) in long-term borrowings                                 (442)      5,183
Proceeds from exercise of stock options                                       15        --
                                                                        --------    --------
Net cash provided by financing activities                                 (2,585)      5,183
                                                                        --------    --------
Effect of cumulative translation adjustment                                   25        --
                                                                        --------    --------

Net increase/(decrease) in cash                                              670         810
Cash at beginning of year                                                  5,181       1,222
                                                                        --------    --------
Cash at end of period                                                   $  5,851    $  2,032
                                                                        ========    ========



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 1999 and 1998 and the financial position as of August 31, 1999.

The balance sheet at May 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.       Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 1999, which is comprised primarily of operating loss carryforwards, is approximately $10,071,000 less a valuation allowance of approximately $585,000 resulting in a net deferred tax asset of $9,486,000. For the three months ended August 31, 1999, the Company generated approximately $150,000 of net operating losses which can be used to offset future Federal, state and local income taxes.

At August 31, 1999, the Company has available U.S. net operating losses of $20.5 million which expire as follows:

                   Year                       Amount
                   ----                   --------------
                   2000                      $ 2,000
                   2001                        3,500
                   2002                          500
                   2007                          500
                   2008                          900
                   2010                          400
                   2013                        1,200
                   2019                       11,350
                   2020                          150
                                             -------
                                             $20,500
                                             =======

                                        5

3.       Earnings/(Loss) Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4.       Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 1999 and 1998, total comprehensive loss was $481,000 and $547,000, respectively.

5.       Cumulative Effect of Change in Method of Accounting for Start-up Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which was required for financial statements for fiscal years beginning after December 15, 1998. The SOP broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. The Company was required to adopt this standard on June 1, 1999 and recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000). This amount is primarily comprised of a) the start-up expenses related to the operations of the Company's newly formed, wholly owned subsidiary, Pegasus Overseas Ltd. and the signing and implementation of its ten year agreement with a wholly owned subsidiary of General Electric Company, and
b) the start-up expenses related to the signing and implementation of the March 1999 Cooperation Agreement with AK Almazi Rossii Sakha of Russia. The effect of adoption of SOP 98-5 on income from continuing operations for the three months ended August 31, 1999 was insignificant.

6.       Geographic Segment Information

Revenue, gross profit and income/(loss) before income tax provision for the three months ended August 31, 1999 and 1998 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                  North                             Far      Elimi-    Consoli-
                                                 America    Europe     Africa      East      nations     dated
                                                 ---------------------------------------------------------------
Three months ended August 31, 1999

Net sales to unaffiliated customers               $24,255    $41,270     $   -      $4,217     $   -     $69,742
Transfers between geographic areas                  4,793        812     17,712       -       (23,317)      -
                                                 ---------------------------------------------------------------
         Total revenue                            $29,048    $42,082    $17,712     $4,217   ($23,317)   $69,742
                                                 ---------------------------------------------------------------
Gross profit                                       $4,821       $726       $189       $756     $   -      $6,492
                                                 ---------------------------------------------------------------
Income/(loss) before income tax provision and
  cumulative effect of change in accounting
  principle                                        $1,166       $384       ($90)     ($124)    $   -      $1,336
                                                 ---------------------------------------------------------------
Identifiable assets at August 31, 1999           $146,634    $23,311    $25,166    $11,587   ($46,259)  $160,439
                                                 ---------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

Three months ended August 31, 1998

Net sales to unaffiliated customers               $24,608    $41,266     $2,970  $    -     $    -       $68,844
Transfers between geographic areas                  3,476      3,349     35,373       -       (42,198)      -
                                                 ---------------------------------------------------------------
         Total revenue                            $28,084    $44,615    $38,343  $    -      ($42,198)   $68,844
                                                 ---------------------------------------------------------------
Gross profit                                       $2,982       $156       $178  $    -         ($123)    $3,193
                                                 ---------------------------------------------------------------
Income/(loss) before income tax provision           ($714)       $24        $62  $    -         ($124)     ($752)
                                                 ---------------------------------------------------------------
Identifiable assets at August 31, 1998           $141,803    $13,921    $14,268  $    -      ($17,679)  $152,313
                                                 ---------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.

Revenue and gross profit for the three months ended August 31, 1999 and 1998 classified by product were as follows (in thousands):

                                                                      Polished     Rough
                                                                      diamonds   diamonds     Total
Three months ended August 31, 1999

Net sales                                                               $29,682    $40,060    $69,742
                                                                      -------------------------------
Gross profit                                                             $5,594       $898     $6,492
                                                                      -------------------------------
Three months ended August 31, 1998

Net sales                                                               $25,441    $43,403    $68,844
                                                                      -------------------------------
Gross profit                                                             $2,839       $354     $3,193
                                                                      -------------------------------

7.       Commitments and Contingencies

On or about April 13,1999, International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark ("Neumark"), the President and controlling stockholder of IDT, commenced an action in the U.S. District Court for the Southern District of New York against the Company, Lazare Kaplan Belgium, N.V., a subsidiary of the Company ("LKB"), and Maurice Tempelsman, Leon Tempelsman and Sheldon Ginsberg, each of whom is a director and officer of the Company and a director of LKB. The plaintiffs subsequently amended their complaint to eliminate LKB and Mr. Ginsberg as defendants. The plaintiffs alleged, among other things, that the Company and its principals fraudulently induced IDT to make more than $1.75 million in payments to the Company in connection with an alleged "joint venture" for the purchase of rough diamonds, excluded IDT from this relationship and expropriated its interest, defamed the plaintiffs, causing injury to their business reputation and interfered with plaintiffs' business prospects. The plaintiffs are seeking damages of $1.75 million, together with interest, general, consequential and other damages in an unspecified amount and punitive damages. The plaintiffs further seek the value of half of the alleged profits since September 1998, the date at which the relationship was allegedly wrongfully terminated. In addition, the plaintiffs allege that the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 inaccurately includes all of the sales of the Company's Angolan operations. The Company has filed motions to dismiss this action which are pending before the court. The Company believes that the plaintiffs' allegations are without merit and is vigorously defending this action.

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

 The two above actions followed the institution, earlier in 1999, of an arbitration proceeding jointly submitted by Neumark, IDT and the Company. This matter was voluntarily submitted to arbitration by Neumark, IDT, the Company and LKB to resolve all disputes between the parties as a result of the termination of their relationship, except for issues relating to LKN and the "sight". All matters submitted to arbitration have now been resolved. On September 16, 1999, the arbitrator ruled in the Company's favor that there was no goodwill owing from the parties alleged relationship in Angola, and therefore, no payment was required to be made to IDT or Neumark and, in fact, the arbitrator ruled that they are obliged to pay the Company some sums of money.

In addition, Neumark has commenced an action in Delaware Chancery Court against the Company seeking the right to inspect, and make copies of, certain books and records of the Company. The Company believes that Neumark does not have a proper purpose for this request.

8.       Subsequent Event

In September 1999, the Company entered into a long-term unsecured line of credit with a bank. The line of credit is for $20 million at an interest rate of 150 basis points above the bank's "base rate". The proceeds of this line of credit will be available for the Company's working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Results of Operations

Net Sales

Net sales during the three months ended August 31, 1999 were $69.7 million compared to $68.8 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds was $29.7 million for the three months ended August 31, 1999 compared to $25.4 million in the comparable period last year, an increase of 17%. Polished diamond revenue increased during the three months ended August 31, 1999 due to increased sales in all regions, i.e. the United States and Japan and in other areas of Southeast Asia.

Rough diamond sales were $40.1 million for the three months ended August 31, 1999 compared to $43.4 million in the comparable period last year. The decrease from the prior year was primarily attributable to decreased volume in the Company's rough buying operation in Angola, which was partially offset by increased volume from other rough diamond sources.

Gross Profit

During the three months ended August 31, 1999, gross margin on net polished sales was 19%, compared to 11% in the comparable period last year. Polished diamond margins were favorably affected by higher margins on sales of large polished stones during the quarter. During the three months ended August 31, 1999, overall (both polished and rough diamonds) gross margin on net sales was 9.3% compared to 4.6% for the same period last year. The increase from the prior year was primarily due to the improved margins realized on polished diamond sales during the three months and a higher percentage of higher margined polished sales compared to rough diamond sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended August 31, 1999 were $4.5 million, compared to $3.4 million for this period last year. The increase was primarily attributable to expenses related to the Company's sales office in Japan in the current year (costs were initially recorded in the second quarter last year), as well as increased costs relating to the Company's current litigation, partially offset in Japan by the effect of the strengthening yen when compared to the U.S. dollar.

Interest Expense

Net interest expense for the three month period ended August 31, 1999 was $706,000 compared to $589,000 last year. The increase was due to an increase in the average balance outstanding on the Company's revolving loan in the current year.

Cumulative Effect of Change in Method of Accounting for Start-up Costs

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which was required for financial statements for fiscal years beginning after December 15, 1998. The SOP broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. The Company was required to adopt this standard on June 1, 1999 and recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000), or $0.18 per share. This amount is primarily comprised of a) the start-up expenses related to the operations of the Company's newly formed, wholly owned subsidiary, Pegasus Overseas Ltd. and the signing and implementation of its ten year agreement with a wholly owned subsidiary of General Electric Company, and b) the start-up expenses related to the signing and implementation of the March 1999 Cooperation Agreement with AK Almazi Rossii Sakha of Russia. The effect of adoption of SOP 98-5 on income from continuing operations for the three months ended August 31, 1999 was insignificant.

Liquidity and Capital Resources

The Company's working capital at August 31, 1999 was $104.7 million, which was $1.9 million less than its working capital at May 31, 1999.

In September 1999, the Company entered into a long-term unsecured line of credit with a bank. The line of credit is for $20 million which will be available for the Company's working capital requirements. This line of credit is in addition to the Company's existing $40 million long-term unsecured, revolving loan agreement. The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Stockholders' equity was $85.5 million at August 31, 1999 as compared to $86.0 million at May 31, 1999. No dividends were paid to stockholders during the three months ended August 31, 1999.

Impact of Year 2000

In connection with the Company's efforts to update and modernize its information systems, as well as to address its Year 2000 issue, during 1998 the Company commenced the implementation of a new, fully integrated computer system. The majority of the costs of this implementation will be capitalized by the Company. The Company is utilizing both internal and external resources to implement and test its new software and hardware and anticipates completing the project during the second quarter of fiscal year 2000. The total cost of the new computer system is expected to be approximately $4.0 million, of which $3.4 million has been incurred to date, including approximately $810,000 of salary and benefit costs (for certain employees who are directly involved with the project) and interest costs capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use."

In addition, the Company has identified its significant suppliers and other third party service providers and has initiated formal communications to determine the extent to which the Company's operations are vulnerable to the failure of those third parties to remediate their own Year 2000 issues. Contingency plans in the event of unsuccessful implementation of the above project or noncompliance of any of the Company's primary service providers have not been developed. However, the Company believes that any delay in the implementation of its new computer system beyond December 1999 would not have a material adverse effect on the Company's operations or its ability to service its customers.

The costs of the computer project and the time frame in which the Company believes it will complete installation of its new computer system, including the Year 2000 compliance, are based on management's best estimates; however, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                   MARKET RISK

                  Not applicable

PART 2

ITEM 1.           LEGAL PROCEEDINGS

                  As more fully described in the Company's Annual Report on Form 10-K for the year ended May 31, 1999, the Company, International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark ("Neumark"), the President and controlling stockholder of IDT, had earlier in 1999, jointly submitted to arbitration all disputes between the parties as a result of the termination of their relationship. On September 16, 1999, the arbitrator ruled in the Company's favor that there was no goodwill owing from the parties alleged relationship in Angola, and therefore, no payment was required to be made to IDT or Neumark and, in fact, the arbitrator ruled that they are obliged to pay the Company some sums of money.

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

                                           LAZARE KAPLAN INTERNATIONAL INC.

                                           By /s/   Sheldon L. Ginsberg
                                             ----------------------------------
                                               Sheldon L. Ginsberg
                                               Executive Vice President and
                                               Chief Financial Officer

Dated: October 15, 1999