Form 10-Q
period 1999-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2000-01-13
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO__________

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

             ------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X       No
                                ---         ---
        As of December 31, 1999, 8,128,973 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)


                                            Three Months Ended            Six Months Ended
                                               November 30,                  November 30,
                                               (Unaudited)                   (Unaudited)
                                            ------------------          ---------------------
                                            1999      1998             1999         1998
                                            ----      ----             ----         ----
Net sales                                   $111,906   $74,705          $181,648     $143,549
Cost of sales                                103,711    70,962           166,961      136,613
                                            ---------  -------          --------     --------
                                               8,195     3,743            14,687        6,936
                                            ---------  -------          --------     --------
Selling, general and
  administrative expenses                      5,045     3,927             8,696        7,283
Interest expense - net                           819       820             1,526        1,409
Legal settlement and related costs (*)         4,250       -               5,048          -
                                            ---------  -------          --------     --------
                                              10,114     4,747            15,270        8,692
                                            ---------  -------          --------     --------
Income/(loss) before taxes                    (1,919)   (1,004)             (583)      (1,756)
Income tax provision/(benefit) (Note 2)       (1,058)     (377)             (738)        (582)
                                            ---------  -------          --------     --------
Income/(loss) before cumulative effect
 of change in accounting principle              (861)     (627)              155       (1,174)

Cumulative effect of change in method
 of accounting for reporting the costs of
 start-up activities in accordance with
 Statement of  Position 98-5 (Note 5)            -         -              (1,522)         -
                                            ---------  -------          --------     --------

Net income/(loss)                           $   (861)  $  (627)         $ (1,367)    $ (1,174)
                                            =========  =======          ========     ========

Income/(loss) per share (Note 3)
Basic earnings/(loss) per share before
 cumulative effect of change in
 accounting principle                       $  (0.10)  $ (0.07)         $   0.02     $  (0.14)
                                            =========  =======          ========     ========
Basic earnings/(loss) per share             $  (0.10)  $ (0.07)         $  (0.16)    $  (0.14)
                                            =========  =======          ========     ========
Average number of shares
  outstanding during the period             8,261,323  8,509,896        8,315,321    8,521,223
                                            =========  =========        =========    =========

Diluted earnings/(loss) per share
 before cumulative effect of change
 in accounting principle                    $  (0.10)  $ (0.07)         $   0.02     $  (0.14)
                                            =========  =======          ========     ========
Diluted earnings/(loss) per share           $  (0.10)  $ (0.07)         $  (0.16)    $  (0.14)
                                            =========  =======          ========     ========
Average number of shares
  outstanding during the period             8,261,323  8,509,896        8,315,321    8,521,223
                                            =========  =========        =========    =========

(*) Approximately $798,000 of settlement costs incurred during the first quarter have been reclassified to conform to the current presentation.

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                   NOVEMBER 30, 1999            May 31, 1999
                                                      (Unaudited)
                                                   -----------------            ------------
ASSETS
CURRENT ASSETS
Cash                                                     $  5,494                 $  5,181
Accounts receivable - net                                  72,481                   32,902
Inventories - rough diamonds                               27,572                   30,363
            - polished diamonds                            55,516                   50,991
Prepaid expenses and other current assets                  16,820                   13,038
Deferred tax assets - current                               1,811                    1,450
                                                         --------                 --------
        TOTAL CURRENT ASSETS                              179,694                  133,925
DEFERRED TAX ASSETS, net                                    8,749                    7,665
NON-CURRENT ASSETS, net                                    11,402                   10,323
                                                         --------                 --------
                                                         $199,845                 $151,913
                                                         ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & other current liabilities             $ 56,042                 $ 25,186
Notes payable - banks                                      19,119                    2,158
                                                         --------                 --------
        TOTAL CURRENT LIABILITIES                          75,161                   27,344
SENIOR NOTES AND OTHER LONG-TERM DEBT                      40,806                   38,575
                                                         --------                 --------

        TOTAL LIABILITIES                                 115,967                   65,919
                                                         --------                 --------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share
   Authorized 5,000,000 shares;
   no shares outstanding                                       -                        -
Common stock, par value $1 per share
   Authorized 20,000,000 shares;
   issued 8,538,223 and 8,535,493 shares                    8,538                    8,535
Additional paid-in capital                                 58,161                   58,149
Foreign currency translation adjustment                       680                       44
Retained earnings                                          19,112                   20,479
                                                         --------                 --------
                                                           86,491                   87,207
Less treasury stock, 343,650 and 167,150 shares
   at cost                                                (2,613)                   (1,213)
                                                         --------                 --------
        TOTAL STOCKHOLDERS' EQUITY                         83,878                   85,994
                                                         --------                 --------
                                                         $199,845                 $151,913
                                                         ========                 ========


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                               Six Months Ended
                                                                 November 30,
                                                              1999            1998
                                                          ------------    ------------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                             $(1,367)       $(1,174)
Adjustments to reconcile net income/(loss)
to net cash provided by/(used in)operating activities:
   Depreciation and amortization                                  684            458
   Provision for uncollectible accounts                            30             30
   Deferred income taxes                                         (774)          (585)
   Cumulative effect of change in method of accounting          1,522             -
(Increase)/decrease in assets and increase/
(decrease) in liabilities:
   Notes and accounts receivable                              (39,609)       (10,489)
   Inventories                                                 (1,734)         7,951
   Prepaid expenses and other current assets                   (5,975)        (3,300)
   Non-current assets                                            (389)        (4,134)
   Accounts payable and other current liabilities              30,856         (9,304)
                                                              -------        -------
Net cash (used in)/provided by operating activities           (16,756)       (20,547)
                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (1,374)        (1,118)
                                                              -------        -------
Net cash used in investing activities                          (1,374)        (1,118)
                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                     (1,400)          (356)
Increase in short-term borrowings                              16,961          5,358
Increase in long-term borrowings                                2,231         19,300
Proceeds from exercise of stock options                            15              4
                                                              -------        -------
Net cash provided by financing activities                      17,807         24,306
                                                              -------        -------
Effect of foreign currency translation adjustment                 636           (122)
                                                              -------        -------

Net increase/(decrease) in cash                                   313          2,519
Cash at beginning of year                                       5,181          1,222
                                                              -------        -------
Cash at end of period                                         $ 5,494        $ 3,741
                                                              =======        =======


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the six and three months ended November 30, 1999 and 1998 and the financial position as of November 30, 1999.

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

2. TAXES

The Company's foreign subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries in which they conduct business.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 1999, which is comprised primarily of operating loss carryforwards, is approximately $11,145,000 less a valuation allowance of approximately $585,000 resulting in a net deferred tax asset of $10,560,000. For the six months ended November 30, 1999, the Company generated approximately $2,775,000 of net operating losses which can be used to offset future Federal, state and local income taxes. At November 30, 1999, the Company has available U.S. net operating losses of $23,125,000 which expire as follows:

                 Year                             Amount
                 ----                             ------
                 2000                           $ 2,000,000
                 2001                             3,500,000
                 2002                               500,000
                 2007                               500,000
                 2008                               900,000
                 2010                               400,000
                 2013                             1,200,000
                 2019                            11,350,000
                 2020                             2,775,000
                                                -----------
                                                $23,125,000
                                                ===========

3. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4. COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the six months ended November 30, 1999 and 1998, total comprehensive loss was $731,000 and $1,296,000, respectively.

5. CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which was required for financial statements for fiscal years beginning after December 15, 1998. The SOP broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. The Company was required to adopt this standard on June 1, 1999 and recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000). This amount is primarily comprised of a) the start-up expenses related to the operations of the Company's newly formed, wholly owned subsidiary, Pegasus Overseas Ltd. and the signing and implementation of its ten year agreement with a wholly owned subsidiary of General Electric Company, and
b) the start-up expenses related to the signing and implementation of the March 1999 Cooperation Agreement with AK Almazi Rossii Sakha of Russia. The effect of adoption of SOP 98-5 on income from continuing operations for the six months ended November 30, 1999 was insignificant.

6. SENIOR NOTES AND REVOLVING LOAN AGREEMENT

The Company was not in compliance with a financial covenant under its Senior Note Agreement and its revolving loan agreement as of November 30, 1999. The Noteholders and the banks have each given waivers to the Company with respect to this covenant for the period ended November 30, 1999.

7. LEGAL SETTLEMENT AND RELATED COSTS

As previously disclosed in the Company's Form 8-K, dated November 2, 1999, a settlement agreement, dated October 18, 1999, was signed which settled all of the various disputes among the Company and other related parties and International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark, the President and controlling stockholder of IDT. The Company has agreed to pay the parties the sum of $3,275,000 over a period of 40 months. The total cost of the settlement to the Company during the six months ended November 30, 1999 was $5,048,000, including related legal and other expenses.

8. NEW CREDIT FACILITY

In September 1999, the Company entered into a $20 million unsecured line of credit with a bank at an interest rate of 150 basis points above the bank's base rate. This line of credit was drawn upon during the second quarter ended November 30, 1999 and will be available for the Company's working capital requirements.

9. SUBSEQUENT EVENT

In December 1999 a subsidiary of the Company completed a hedging transaction whereby it borrowed, at a fixed rate, 1.1 billion Japanese Yen (approximately $10,000,000) under a loan facility with one of its primary commercial bank lenders, payable in six quarterly installments of 96,250,000 Yen each, commencing on March 7, 2000 until December 7, 2001, at which time the entire principal is payable in full, plus interest. The loan bears interest at a rate equal to the prime rate plus 1% or the 90-day LIBOR rate for Yen borrowings plus 1% (which rate is currently 1.36%), at the option of the borrower. The Company has guaranteed the payment of the loan and has secured its guarantee by pledging interest bearing deposits of approximately $10,000,000 to the bank.

10.      Geographic Segment Information

Revenue, gross profit and income/(loss) before income tax provision for the six months ended November 30, 1999 and 1998 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):



                                                  North                             Far       Elimi-    Consoli-
                                                 America    Europe     Africa      East      nations      dated
                                                  ---------------------------------------------------------------

Six months ended November 30, 1999
----------------------------------
Net sales to unaffiliated customers               $47,333   $125,085       $181     $9,049     $   -     $181,648
Transfers between geographic areas                 10,926      3,365     93,987       -       (108,278)      -
                                                  ---------------------------------------------------------------
         Total revenue                            $58,259   $128,450    $94,168     $9,049   ($108,278)  $181,648
                                                  ---------------------------------------------------------------

Gross profit                                      $10,919     $1,882       $106     $1,780     $   -      $14,687
                                                  ---------------------------------------------------------------

Income/(loss) before income tax provision and
  cumulative effect of change in accounting
  principle                                       ($1,375)    $1,276      ($404)      ($80)    $   -        ($583)
                                                  ---------------------------------------------------------------

Identifiable assets at November 30, 1999         $156,198    $42,437    $37,859    $13,026    ($49,675)  $199,845
                                                  ---------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

Six months ended November 30, 1998
----------------------------------
Net sales to unaffiliated customers               $59,473    $67,578     $9,640     $6,858  $    -       $143,549
Transfers between geographic areas                 11,933      6,712     57,130        -       (75,775)      -
                                                  ---------------------------------------------------------------

         Total revenue                            $71,406    $74,290    $66,770     $6,858    ($75,775)  $143,549
                                                  ---------------------------------------------------------------

Gross profit                                       $5,021       $246       $798     $1,150       ($279)    $6,936
                                                  ---------------------------------------------------------------

Income/(loss) before income tax provision         ($2,372)      ($61)      $573       $383       ($279)   ($1,756)
                                                  ---------------------------------------------------------------

Identifiable assets at November 30, 1998         $147,154    $14,314    $10,710     $7,222    ($23,364)  $156,036
                                                  ---------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.

Revenue and gross profit for the six months ended November 30, 1999 and 1998 classified by product were as follows (in thousands):


                                                                      Polished     Rough
                                                                      diamonds   diamonds     Total
                                                                        -------------------------------

Six months ended November 30, 1999
----------------------------------
Net sales                                                               $59,706   $121,942    $181,648
                                                                        -------------------------------
Gross profit                                                            $12,088     $2,599     $14,687
                                                                        -------------------------------

Six months ended November 30, 1998
----------------------------------
Net sales                                                               $54,237    $89,312    $143,549
                                                                        -------------------------------

Gross profit                                                             $5,832     $1,104      $6,936
                                                                        -------------------------------



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

RESULTS OF OPERATIONS

NET SALES

Net sales during the six months ended November 30, 1999 were $181.6 million compared to $143.5 million in sales during the comparable period last year, an increase of 27%. For the three month period ended November 30, 1999 net sales were $111.9 million compared to $74.7 million in the second quarter last year, an increase of 50%.

Revenue from the sale of polished diamonds was $59.7 million for the six months ended November 30, 1999 compared to $54.2 million in the comparable period last year. For the three month period ended November 30, 1999, polished diamond sales were $30.0 million compared to $28.8 million in the second quarter last year. Polished diamond revenue was positively impacted during the six months ended November 30, 1999 by continued strong sales in Japan and Southeast Asia. For the three months ended November 30, 1999, polished diamonds revenue increased due to sales increases in the Far East.

Rough diamond sales were $121.9 million for the six months ended November 30, 1999 compared to $89.3 million in the comparable period last year. For the three months ended November 30, 1999, rough diamond sales were $81.9 million compared to $45.9 million in the second quarter last year. The increases from the prior year were primarily attributable to increased purchases of better quality rough diamonds from the Company's one of the Company's primary rough diamond suppliers as well as the positive effects of the Company's recent reorganization of its rough diamond buying operations in Africa. Although the Company's buying operations in Angola have continued in the normal course, its agreement with Empresa Nacional de Diamantes de Angola, Angola's national diamond mining company (pursuant to which the Company was granted a license to purchase rough diamonds from local Angolan miners and export such rough diamonds for resale) expired on December 31, 1999. If the Company is required to cease operations in Angola, the rough diamond revenue component of its business could be materially adversely affected.

GROSS PROFIT

During the six months ended November 30, 1999, gross margin on net polished sales was 20%, compared to 11% in the comparable period last year. For the three months ended November 30, 1999, gross margin on net polished sales was 22% compared to 10% in the second quarter last year. Polished diamond margins were favorably affected by higher margins on sales of large polished stones during the six months and three months ended November 30, 1999. During the six months ended November 30, 1999, overall (both polished and rough diamonds) gross margin on net sales was 8.1% compared to 4.8% for the same period last year. For the three months ended November 30, 1999, overall gross margin on net sales was 7.3% compared to 5.0% in the second quarter last year. The increases from the prior year were primarily due to the improved margins realized on polished diamond sales during the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended November 30, 1999 were $8.7 million, compared to $7.3 million for this period last year. For the three months ended November 30, 1999, selling, general and administrative expenses were $5.0 million compared to $3.9 million in the second quarter last year. These increases were primarily attributable to higher compensation and benefit costs (including selling commissions), partially offset in Japan by the effect of the strengthening yen when compared to the U.S. dollar in current year.

CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which was required for financial statements for fiscal years beginning after December 15, 1998. The SOP broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. The Company was required to adopt this standard on June 1, 1999 and recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000), or $0.18 per share. This amount is primarily comprised of a) the start-up expenses related to the operations of the Company's newly formed, wholly owned subsidiary, Pegasus Overseas Ltd. and the signing and implementation of its ten year agreement with a wholly owned subsidiary of General Electric Company, and b) the start-up expenses related to the signing and implementation of the March 1999 Cooperation Agreement with AK Almazi Rossii Sakha of Russia. The effect of adoption of SOP 98-5 on income from continuing operations for the six months ended November 30, 1999 was insignificant.

 INTEREST EXPENSE

Net interest expense for the six month period ended November 30, 1999 was $1.5 million compared to $1.4 million last year. For the three months ended November 30, 1999 net interest expense was $819,000 compared to $820,000 in the second quarter last year. The increase during the six months ended November 30, 1999 was due to an increase in the average balance outstanding on the Company's revolving loan in the current year.

LEGAL SETTLEMENT AND RELATED COSTS

As described in Note 7. to the consolidated financial statements, in October 1999 the litigation which was commenced against the Company and other related parties in March 1999 by International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark, the President and controlling stockholder of IDT, was settled. The total cost of the settlement to the Company was $5,048,000, including related legal and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at November 30, 1999 was $104.5 million, which was $2.1 million lower than its working capital at May 31, 1999. The decrease was primarily due to higher accounts payable and other current liabilities partially offset by higher accounts receivable in the current period. The Company was not in compliance with a financial covenant under its Senior Note Agreement and its revolving loan agreement as of November 30, 1999. The Noteholders and the banks have each given waivers to the Company with respect to this covenant for the period ended November 30, 1999.

In September 1999, the Company entered into a $20 million unsecured line of credit with a bank at an interest rate of 150 basis points above the bank's base rate. This line of credit was drawn upon during the second quarter ended November 30, 1999 and will be available for the Company's working capital requirements. This facility is in addition to the Company's existing $40 million long-term unsecured, revolving loan agreement. The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

In December 1999 a subsidiary of the Company completed a hedging transaction whereby it borrowed, at a fixed rate, 1.1 billion Japanese Yen (approximately $10,000,000) under a loan facility with one of its primary commercial bank lenders, payable in six quarterly installments of 96,250,000 Yen each, commencing on March 7, 2000 until December 7, 2001, at which time the entire principal is payable in full, plus interest. The loan bears interest at a rate equal to the prime rate plus 1% or the 90-day LIBOR rate for Yen borrowings plus 1% (which rate is currently 1.36%), at the option of the borrower. The Company has guaranteed the payment of the loan and has secured its guarantee by pledging interest bearing deposits of approximately $10,000,000 to the bank.

Stockholders' equity was $83.9 million at November 30, 1999 as compared to $86.0 million at May 31, 1999. No dividends were paid to stockholders during the six months ended November 30, 1999. During the six months ended November 30, 1999, the Company purchased 176,500 shares of its common stock which are shown as a reduction of stockholders' equity.

YEAR 2000

In connection with the Company's efforts to update and modernize its information systems, as well as to address its Year 2000 issue, the Company commenced the implementation of a new, fully integrated computer system during the prior fiscal year. This project was successfully completed during the three months ended November 30, 1999. The majority of the costs of this implementation were capitalized by the Company. The Company utilized both internal and external resources to implement and test its new software and hardware. The total cost of this project is approximately $4.0 million, of which approximately $810,000 related to salary and benefit costs (for certain employees who were directly involved with the project) and interest costs capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK

        Not applicable

PART 2

ITEM 1. LEGAL PROCEEDINGS

        As more fully described in Note 7. to the consolidated financial statements for the six months ended November 30, 1999, in October 1999 the litigation which was commenced against the Company and other related parties in March 1999 by International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark, the President and controlling stockholder of IDT, was settled. The total cost of the settlement to the Company during the six months ended November 30, 1999 was $5,048,000, including related legal and other expenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

        (27)   Financial Data Schedule

(B)     Reports on Form 8-K

        Reports on Form 8-K - The Company filed a Current Report on Form 8-K, responding to Item 5 - "Other Events", on November 2, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LAZARE KAPLAN INTERNATIONAL INC.

                                         By /s/ Sheldon L. Ginsberg
                                            -----------------------
                                            Sheldon L. Ginsberg
                                            Executive Vice President and
                                            Chief Financial Officer



Dated: January 13, 2000