Form 10-Q
period 2000-02-29
LAZARE KAPLAN INTERNATIONAL INC
filed 2000-04-14
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 29, 2000.

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

                        Yes    X                  No
                           --------                 --------

         As of March 31, 2000, 8,089,473 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

                                               Three Months Ended             Nine Months Ended
                                            FEB. 29,        Feb. 28,        FEB. 29,       Feb. 28,
                                                  (Unaudited)                     (Unaudited)
                                            ------------------------        -----------------------
                                            2000              1999          2000           1999
                                            ----              ----          ----           ----

Net sales                                   $   106,238   $    47,045    $   287,886    $   190,595
Cost of sales                                    97,363        43,182        264,324        179,796
                                            -----------   -----------    -----------    -----------
                                                  8,875         3,863         23,562         10,799
                                            -----------   -----------    -----------    -----------
Selling, general and  administrative
 expenses (net of life insurance proceeds
 of $1.6 million in 2000)                         4,074         3,751         12,770         11,034
Interest expense - net                            1,027           524          2,553          1,933
Legal settlement and related costs                 --            --            5,048           --
                                            -----------   -----------    -----------    -----------
                                                  5,101         4,275         20,371         12,967
                                            -----------   -----------    -----------    -----------
Income/(loss) before taxes                        3,774          (412)         3,191         (2,168)
Income tax provision/(benefit) (Note 2)             940          (675)           202         (1,257)
                                            -----------   -----------    -----------    -----------
Income/(loss) before cumulative effect
 of change in accounting principle                2,834           263          2,989           (911)

Cumulative effect of change in method
 of accounting for reporting the costs of
 start-up activities in accordance with
 Statement of  Position 98-5 (Note 5)              --            --           (1,522)          --
                                            -----------   -----------    -----------    -----------

Net income/(loss)                           $     2,834   $       263    $     1,467    $      (911)
                                            ===========   ===========    ===========    ===========

Income/(loss) per share (Note 3)
Basic earnings/(loss) per share before
 cumulative effect of change in
 accounting principle                       $      0.35   $      0.03    $      0.36    $     (0.11)
                                            ===========   ===========    ===========    ===========
Basic earnings/(loss) per share             $      0.35   $      0.03    $      0.18    $     (0.11)
                                            ===========   ===========    ===========    ===========
Average number of shares
 outstanding during the period                8,137,448     8,486,593      8,256,030      8,509,679
                                            ===========   ===========    ===========    ===========

Diluted earnings/(loss) per share
 before cumulative effect of change
 in accounting principle                    $      0.35   $      0.03    $      0.36    $     (0.11)
                                            ===========   ===========    ===========    ===========
Diluted earnings/(loss) per share           $      0.35   $      0.03    $      0.18    $     (0.11)
                                            ===========   ===========    ===========    ===========
Average number of shares
 outstanding during the period                8,189,021     8,523,646      8,317,269      8,509,679
                                            ===========   ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                     FEBRUARY 29, 2000  May 31, 1999
                                                        (Unaudited)
                                                     -----------------  -------------
ASSETS
CURRENT ASSETS
Cash                                                      $   5,828      $   5,181
Accounts receivable - net                                    63,469         32,902
Inventories - rough diamonds                                 27,371         30,363
                - polished diamonds                          53,939         50,991
Prepaid expenses and other current assets                    12,761         13,038
Deferred tax assets - current                                 1,701          1,450
                                                          ---------      ---------
         TOTAL CURRENT ASSETS                               165,069        133,925
DEFERRED TAX ASSETS, net                                      7,965          7,665
NON-CURRENT ASSETS, net                                      18,024         10,323
                                                          ---------      ---------
                                                          $ 191,058      $ 151,913
                                                          =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & other current liabilities              $  54,849      $  25,186
Notes payable - banks                                         4,159          2,158
                                                          ---------      ---------
         TOTAL CURRENT LIABILITIES                           59,008         27,344
SENIOR NOTES AND OTHER LONG-TERM DEBT                        46,713         38,575
                                                          ---------      ---------

         TOTAL LIABILITIES                                  105,721         65,919
                                                          ---------      ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share
   Authorized 5,000,000 shares;
   no shares outstanding                                       --             --
Common stock, par value $1 per share
   Authorized 20,000,000 shares;
   issued 8,538,223 and 8,535,493 shares                      8,538          8,535
Additional paid-in capital                                   58,161         58,149
Foreign currency translation adjustment                         (10)            44
Retained earnings                                            21,946         20,479
                                                          ---------      ---------
                                                             88,635         87,207
Less treasury stock, 429,750 and 167,150 shares at cost      (3,298)        (1,213)
                                                          ---------      ---------

         TOTAL STOCKHOLDERS' EQUITY                          85,337         85,994
                                                          ---------      ---------
                                                          $ 191,058      $ 151,913
                                                          =========      =========


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                            Nine Months Ended
                                                                         Feb. 29,           Feb. 28,
                                                                           2000               1999
                                                                       ------------       ------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                        $  1,467          $   (911)
Adjustments to reconcile net income/(loss)
to net cash provided by/(used in)operating activities:
   Depreciation and amortization                                            1,132               687
   Provision for uncollectible accounts                                        45                45
   Deferred income taxes                                                      120            (1,260)
   Cumulative effect of change in method of accounting                      1,522              --
(Increase)/decrease in assets and increase/ (decrease) in liabilities:
   Notes and accounts receivable                                          (30,612)            1,203
   Inventories                                                                 44             6,088
   Prepaid expenses and other current assets                               (1,916)           (2,231)
   Non-current assets                                                      (6,919)           (4,387)
   Accounts payable and other current liabilities                          29,663           (10,762)
                                                                         --------          --------
Net cash (used in)/provided by operating activities                        (5,454)          (11,528)
                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (1,914)           (2,107)
                                                                         --------          --------
Net cash used in investing activities                                      (1,914)           (2,107)
                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                 (2,085)             (356)
Increase in short-term borrowings                                           2,001              --
Increase in long-term borrowings                                            8,138            18,908
Proceeds from exercise of stock options                                        15                 4
                                                                         --------          --------
Net cash provided by financing activities                                   8,069            18,556
                                                                         --------          --------
Effect of foreign currency translation adjustment                             (54)               63
                                                                         --------          --------

Net increase/(decrease) in cash                                               647             4,984
Cash at beginning of year                                                   5,181             1,222
                                                                         --------          --------
Cash at end of period                                                    $  5,828          $  6,206
                                                                         ========          ========

See Notes to Consolidated Financial Statements.

                                        4









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan
International Inc.'s operating results for the nine and three months ended
February 29, 2000 and February 28, 1999 and its financial position as of February 29, 2000.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 29, 2000, which is comprised primarily of operating loss carryforwards, is approximately
$10,251,000 less a valuation allowance of approximately $585,000 resulting in a net deferred tax asset of $9,666,000. For the nine months ended February 29, 2000, the Company generated approximately $600,000 of net operating losses which can be used to offset future Federal, state and local income taxes. At February
29, 2000, the Company has available U.S. net operating losses of $20,700,000 which expire as follows:


                      Year                                   Amount
                      ----                               -------------
                      2000                               $  2,000,000
                      2001                                  3,500,000
                      2002                                    500,000
                      2007                                    500,000
                      2008                                    900,000
                      2010                                    400,000
                      2013                                  1,200,000
                      2019                                 11,100,000
                      2020                                    600,000
                                                         --------------
                                                          $20,700,000
                                                         ==============

3.       EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4.       COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the nine months ended February 29, 2000 and February 28, 1999, total comprehensive income/(loss) was $1,521,000 and ($848,000), respectively.

5.       CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which was required for financial statements for fiscal years beginning after December 15, 1998. The SOP broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. The Company was required to adopt this standard on June 1, 1999 and recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000). This amount is primarily comprised of a) the start-up expenses related to the operations of the Company's newly formed, wholly owned subsidiary, Pegasus Overseas Ltd. and the signing and implementation of its ten year agreement with a wholly owned subsidiary of General Electric Company, and
b) the start-up expenses related to the signing and implementation of the March 1999 Cooperation Agreement with AK Almazi Rossii Sakha of Russia. The adoption of SOP 98-5 did not have a material effect on income from continuing operations for the nine months ended February 29, 2000.

6.       LEGAL SETTLEMENT AND RELATED COSTS

A settlement agreement, dated October 18, 1999, was signed which settled all of the various disputes among the Company and other related parties and International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark, the President and controlling stockholder of IDT. The Company agreed to pay the parties the sum of $3,275,000 over a period of 40 months. The total cost of the settlement to the Company during the nine months ended February 29, 2000 was $5,048,000, including related legal and other expenses.

7.       NEW CREDIT FACILITIES

In September 1999, the Company entered into a $20 million unsecured line of credit with a bank at an interest rate of 150 basis points above the bank's base rate. In April 2000, this line of credit was increased to $30 million. This line of credit has been utilized during the nine months ended February 29, 2000 and will be available for the Company's working capital requirements.

In December 1999, a subsidiary of the Company borrowed, at a fixed exchange rate, 1.1 billion Japanese Yen (approximately $10,000,000) under a loan facility with one of its primary commercial bank lenders, payable in six quarterly installments of 96,250,000 Yen each, commencing on March 7, 2000 until December 7, 2001, at which time the entire principal is payable in full, plus interest. The loan bears interest at a rate equal to the Japanese prime rate plus 1% or the 90-day LIBOR rate for Yen borrowings plus 1% (which rate is currently 1.13%), at the option of the borrower. The Company has guaranteed the payment of the loan and has secured its guarantee by pledging interest bearing deposits of approximately $10,000,000 to the bank, of which $6.5 million is included in non-current assets.

8.         LIFE INSURANCE PROCEEDS

In connection with the Company's relationship with its former Japanese distributor, it had been named as beneficiary of certain life insurance policies of a senior executive officer of such distributor. As a result of a previously determined permanent disability of this individual - under which life insurance proceeds are paid in Japan - a portion of the policies were acknowledged by the insurance companies as of February 29, 2000. As a result of the subsequent death of this individual, the Company anticipates receiving approximately $1.3 million under these policies during the fourth quarter ending May 31, 2000.

8.       Geographic Segment Information

Revenue, gross profit and income/(loss) before income tax provision for the nine months ended February 29, 2000 and Februart 28, 1999 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                  North                                Far        Elimi-      Consoli-
                                                 America      Europe      Africa       East       nations      dated
                                                -----------------------------------------------------------------------
Nine months ended February 29, 2000
-----------------------------------
Net sales to unaffiliated customers                $70,475    $204,036        $208     $13,167     $   -       $287,886
Transfers between geographic areas                  16,426       3,449     130,817       -         (150,692)      -
                                                -----------------------------------------------------------------------
         Total revenue                             $86,901    $207,485    $131,025     $13,167    ($150,692)   $287,886
                                                -----------------------------------------------------------------------
Gross profit                                       $17,642      $2,579        $701      $2,640     $   -        $23,562
                                                -----------------------------------------------------------------------
Income/(loss) before income tax provision and
  cumulative effect of change in accounting
  principle                                         $2,299      $1,336         $18       ($462)    $   -         $3,191
                                                -----------------------------------------------------------------------
Identifiable assets at February 29, 2000          $154,695     $33,090     $31,116     $12,870     ($40,713)   $191,058
                                                -----------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------

Nine months ended February 28, 1999
-----------------------------------
Net sales to unaffiliated customers                $87,853     $71,770     $20,893     $10,079  $    -         $190,595
Transfers between geographic areas                  17,217       8,295      57,130        -         (82,642)      -
                                                -----------------------------------------------------------------------
         Total revenue                            $105,070     $80,065     $78,023     $10,079     ($82,642)   $190,595
                                                -----------------------------------------------------------------------
Gross profit                                        $7,929        $306        $900      $1,981        ($317)    $10,799
                                                -----------------------------------------------------------------------
Income/(loss) before income tax provision          ($2,440)      ($298)       $525        $362        ($317)    ($2,168)
                                                -----------------------------------------------------------------------
Identifiable assets at February 28, 1999          $139,005     $19,179     $11,169      $7,330     ($27,407)   $149,276
                                                -----------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------

The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.

Revenue and gross profit for the nine months ended February 29, 2000 and February 28, 1999 classified by product were as follows (in thousands):



                                                                         Polished     Rough
                                                                         diamonds    diamonds      Total
                                                                        -----------------------------------
Nine months ended February 29, 2000
-----------------------------------
Net sales                                                                  $91,032    $196,854     $287,886
                                                                        -----------------------------------
Gross profit                                                               $18,585      $4,977      $23,562
                                                                        -----------------------------------
Nine months ended February 28, 1999
-----------------------------------
Net sales                                                                  $82,821    $107,774     $190,595
                                                                        -----------------------------------
Gross profit                                                                $9,537      $1,262      $10,799
                                                                        -----------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1-- "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

RESULTS OF OPERATIONS

NET SALES

Net sales during the nine months ended February 29, 2000 were $287.9 million compared to $190.6 million in sales during the comparable period last year, an increase of 51%. For the three month period ended February 29, 2000 net sales were $106.2 million compared to $47.0 million in the third quarter last year.

Revenue from the sale of polished diamonds was $91.0 million for the nine months ended February 29, 2000 compared to $82.8 million in the comparable period last year. For the three month period ended February 29, 2000, polished diamond sales were $31.3 million compared to $28.6 million in the third quarter last year. Polished diamond revenue was positively impacted during the nine months and three months ended February 29, 2000 by continued strong sales in Japan and Southeast Asia.

Rough diamond sales were $196.9 million for the nine months ended February 29, 2000 compared to $107.8 million in the comparable period last year. For the three months ended February 29, 2000, rough diamond sales were $74.9 million compared to $18.5 million in the third quarter last year. The increases from the prior year were primarily attributable to significantly increased purchases of better quality rough diamonds from one of the Company's primary rough diamond suppliers, as well as purchases made in its rough diamond buying operation in Africa. The Company's buying operations in Angola have continued throughout most of the quarter, however, its agreement with Empresa Nacional de Diamantes de Angola, Angola's national diamond mining company (pursuant to which the Company was granted a license to purchase rough diamonds from local Angolan miners and export such rough diamonds for resale) expired on December 31, 1999. Pending the outcome of further negotiations with the government of Angola, the Company has suspended its operations. The Company believes it has developed alternative sources of rough diamonds in Africa. However, if these sources do not materialize and the current suspension of operations in Angola becomes permanent, the rough diamond revenue component of its business could be materially adversely affected.

GROSS PROFIT

During the nine months ended February 29, 2000, gross margin on net polished sales was 20%, compared to 12% in the comparable period last year. For the three months ended February 29, 2000, gross margin on net polished sales was 21% compared to 13% in the third quarter last year. Polished diamond margins were favorably affected by increased sales of better quality goods as a result of favorable economic conditions, particularly in Southeast Asia and the United States, during the nine months and three months ended February 29, 2000. During the nine months ended February 29, 2000, the blended (both polished and rough diamonds) gross margin on net sales was 8.2% compared to 5.7% for the same period last year. For the three months ended February 29, 2000, blended gross margin on net sales was 8.4% compared to 8.2% in the third quarter last year. The increases from the prior year were primarily due to the improved margins realized on both polished and rough diamond sales during the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended February 29, 2000 were $12.8 million, compared to $11.0 million for this period last year. For the three months ended February 29, 2000, selling, general and administrative expenses were $4.1 million compared to $3.8 million in the third quarter last year. These increases were primarily attributable to higher compensation and benefit costs (including selling commissions) including the building of the Company's salesforce in Japan, and increased marketing and advertising expense, partially offset in Japan by the effect of the strengthening yen when compared to the U.S. dollar during the nine months ended February 29, 2000 and the receipt of life insurance proceeds of $1.6 million in the current year (as discussed in Note 8.)

CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which was required for financial statements for fiscal years beginning after December 15, 1998. The SOP broadly defines start-up costs as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. The Company was required to adopt this standard on June 1, 1999 and recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000), or $0.18 per share. This amount is primarily comprised of a) the start-up expenses related to the operations of the Company's newly formed, wholly owned subsidiary, Pegasus Overseas Ltd. and the signing and implementation of its ten year agreement with a wholly owned subsidiary of General Electric Company, and b) the start-up expenses related to the signing and implementation of the March 1999 Cooperation Agreement with AK Almazi Rossii Sakha of Russia. The adoption of SOP 98-5 did not have a material effect on income from continuing operations for the nine months ended February 29, 2000.

INTEREST EXPENSE

Net interest expense for the nine month period ended February 29, 2000 was $2.6 million compared to $1.9 million last year. For the three months ended February 29, 2000 net interest expense was $1.0 million compared to $524,000 in the third quarter last year. The increases during the nine months and three months ended February 29, 2000 were due to an increase in the average balance outstanding on the Company's revolving loan and other debt in the current year.

LEGAL SETTLEMENT AND RELATED COSTS

As described in Note 6 to the consolidated financial statements, in October 1999 the litigation which was commenced against the Company and other related parties in March 1999 by International Diamond Traders CY B.V.B.A. ("IDT") and Avi Neumark, the President and controlling stockholder of IDT, was settled. The total cost of the settlement to the Company was $5,048,000, including related legal and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at February 29, 2000 was $106.1 million, which was $500,000 lower than its working capital at May 31, 1999. The decrease was primarily due to higher accounts payable and other current liabilities partially offset by higher accounts receivable in the current period.

In September 1999, the Company entered into a $20 million unsecured line of credit with a bank at an interest rate of 150 basis points above the bank's base rate. In April 2000, this line of credit was increased to $30 million. This line of credit has been utilized during the nine months ended February 29, 2000 and will be available for the Company's working capital requirements. This facility is in addition to the Company's existing $40 million long-term unsecured, revolving loan agreement. The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

In December 1999, a subsidiary of the Company borrowed, at a fixed exchange rate, 1.1 billion Japanese Yen (approximately $10,000,000) under a loan facility with one of its primary commercial bank lenders, payable in six quarterly installments of 96,250,000 Yen each, commencing on March 7, 2000 until December 7, 2001, at which time the entire principal is payable in full, plus interest. The loan bears interest at a rate equal to the Japanese prime rate plus 1% or the 90-day LIBOR rate for Yen borrowings plus 1% (which rate is currently 1.13%), at the option of the borrower. The Company has guaranteed the payment of the loan and has secured its guarantee by pledging interest bearing deposits of approximately $10,000,000 to the bank, of which $6.5 million is included in non-current assets.

Stockholders' equity was $85.3 million at February 29, 2000 as compared to $86.0 million at May 31, 1999. No dividends were paid to stockholders during the nine months ended February 29, 2000. During the nine months ended February 29, 2000, the Company purchased 262,600 shares of its common stock (at a cost of $2.1 million) which are shown as a reduction of stockholders' equity on the accompanying consolidated balance sheet.

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


Dated: April 14, 2000