Form 10-K
period 2000-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2000-08-28
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended MAY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    --------------

                          Commission file number 1-7848
                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            13-2728690
        (State or other jurisdiction of               (IRS Employer
         incorporation or organization)              Identification No.)

         529 FIFTH AVENUE, NEW YORK, NY                        10017
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of July 31, 2000, 7,944,943 of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $30,923,305.

                       DOCUMENTS INCORPORATED BY REFERENCE

         2000 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

         2000 Annual Report to Stockholders for the fiscal year ended May 31, 2000 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                     Part I

Item 1. Description of Business

The Company

        Lazare Kaplan International Inc. ("the Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few other companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest U.S. producer of ideal cut diamonds which are cut and polished at its facility in Puerto Rico. In addition, through a cooperative agreement with the largest Russian diamond mining company, the Company cuts and polishes commercial diamonds at three diamond cutting facilities in Russia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

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

        One of the Company's important suppliers of rough diamonds is the Diamond Trading Company ("DTC"), an affiliate of De Beers Centenary AG, a Swiss company ("De Beers"). Based on published reports, the Company believes that the DTC sells approximately 60% of the value of current world rough diamond output. The Company has been a client of the DTC for more than 60 years. In order to diversify its sources of rough diamond supply, the Company has an office in Antwerp to supplement its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources.

        The Company currently operates four manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the world producing ideal cut diamonds. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company operates three manufacturing facilities in Russia. These facilities are conducted pursuant to agreements with AK ALROSA of Russia. The first Russian factory in Moscow, which was equipped and staffed during fiscal year 1997, is fully operational. The second Russian facility, located in Barnaul, was partially equipped and staffed at the end of fiscal year 1999 and the third located in Moscow was partially equipped and staffed during fiscal year 2000.

        The Company's manufacturing operation which was conducted in cooperation with the Russian Government agency responsible for diamond exports and the Russian national stockpile has suspended production.

Diamond Supply

        The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The Diamond Trading Company ("DTC"), which is affiliated with De Beers, is the primary world-wide marketing mechanism of the rough diamond industry. The DTC historically has sought to maintain an orderly and stable market for diamonds by regulating the quantity and selection of rough diamonds that reach the market. This was achieved either by directly owning diamond mines, entering into multi-year purchase agreements with host governments, or by purchasing rough diamonds in the secondary market. Sales for the DTC are made in London to a select group of clients ("sightholders") which, according to published reports, number approximately 125, including the Company. Based upon published reports, the Company believes that approximately 60% of the world's current diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

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

        Throughout 1999 and 2000, the DTC conducted a strategic review of its overall business model. In July 2000, the DTC announced significant changes in its approach to rough diamond marketing. In brief, the DTC stated that it will stop open market purchases and alter its market control and pricing policies. Henceforth, the DTC has said it will focus on selling its own mining productions through its "supplier of choice" marketing programs. These policy changes are intended to modernize business practices within the industry, shorten channels of distribution, lower working diamond stocks, supply clients with downstream distribution and encourage additional investment in marketing and advertising programs. The Company believes it is well positioned to benefit from these changes in the DTC's approach to diamond marketing. However, there can be no assurance that this policy change will not have a material adverse effect on the Company's operations.

        In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

        In December 1994, the Company reached an agreement with the Empresa Nacional de Diamantes de Angola ("Endiama"), Angola's national diamond mining company, pursuant to which the Company was granted a license to purchase rough diamonds from local Angolan miners and export such rough diamonds for resale. At the time, this was one of three such licenses granted by the Government of Angola. The agreement entitled the Company to establish buying offices throughout Government controlled areas of Angola, the first of which was set up during 1995 in Luanda, the capital of Angola. The agreement had a term of five years ending on December 31, 1999. The agreement has not been renewed and operations have ceased.

        In March 1999, the Company announced that a newly formed, wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") had entered into an exclusive ten-year agreement with a wholly-owned subsidiary of General Electric Company ("GE") under which POL will market natural diamonds that have undergone a new GE process. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process is designed to improve the color of qualifying diamonds without reducing their all-natural content. The process, which was developed and is owned by GE, will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new GE process. Each diamond sold by POL will be laser inscribed with the brand name "GE POL." In December 1999, POL completed the test marketing of these diamonds in the United States. After careful study, a brand name, Bellataire'TM', was selected for the consumer launch. The Bellataire diamond is being offered for sale to U.S. retailers as of June 2000.

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

        As a concerned member of the diamond industry and global community at large, the Company fully supports a policy which prohibits the purchase of diamonds illicitly seized and sold by rebel forces in Angola, Sierra Leone, and the Democratic Republic of the Congo. As it has in the past, the Company will continue to condemn trading in illicit diamonds, a position which reflects the Company's leadership in the industry. Furthermore, the Company fully complies with and supports the resolutions adopted by the United Nations as well as concerned regional and international governments and various industry trade associations in attempting to isolate and eliminate the trade in illicit stones.

Cutting and Polishing

        The Company's first factory in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK ALROSA of Russia for the cutting, polishing and marketing of large rough gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.4 billion, accounting for approximately 20% of the world's supply of diamonds. Under the terms of the ALROSA I Agreement, the Company has equipped a diamond cutting factory which was completed in February 1997 within the ALROSA facility in Moscow. This facility is staffed by Russian technicians and managed and supervised by Company personnel. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds selected by the Company as being suitable for processing in this facility. The Company received its first shipment of polished stones produced at this facility during November 1997. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish two additional diamond cutting facilities (both of which are now operational). These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. ALROSA has agreed to supply a minimum of $100 million per year (at rough diamond cost) for ten years of rough gem diamonds selected by the Company as being suitable for processing in these facilities. The Company received its first test shipment of polished stones produced at these facilities during the fourth quarter of fiscal 1999. These facilities, once they are all fully operational, have the capacity to cut and polish in excess of $150 million (at rough diamond cost) per year of rough gem diamonds. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of $62 million of financing which ALROSA received from a United States commercial bank guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment was used by ALROSA to increase production in its diamond mines. Eximbank has stated that this agreement was the first transaction approved under Eximbank's General Project Incentive Agreement with the Ministry of Finance and the Central Bank of the Russian Federation signed in December 1993. The ALROSA II Agreement should enable ALROSA to receive additional loan guarantees from Eximbank for an additional several hundred million dollars. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment and expand mining production.

        The Company had another facility located in Moscow which was conducted in cooperation with the Russian Government organization responsible for diamond policy and the Russian national stockpile. Production from this facility has been suspended and there have been no diamonds exported from this facility since the beginning of calendar year 1997, including those that have been already polished by the Company. The Company is still seeking release of the polished diamonds cut at this facility which are held in Russia.

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

Pricing

         Rough Diamond Prices

        Through its control of approximately 60% of the value of the current world diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could materially adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

        According to published reports, during 1995 there was an emergence of a two-tier market for rough diamonds. The first tier is comprised of better quality rough diamonds, for which the DTC attempts to maintain an orderly market. The Company conducts its cutting and polishing operations almost exclusively in this segment of the market. The second tier is comprised of small, less expensive, imperfect rough diamonds. The prices for these diamonds are determined principally by supply and demand. Consequently, there has been considerable volatility in the prices of less expensive diamonds since 1995. Because the Company focuses primarily on better quality rough diamonds, this volatility has not had a significant effect on the Company. However, a significant decrease in the price of better quality rough diamonds could materially adversely affect the Company's revenues, operating margins and inventory value.

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

        The Company has broadened its sales base and implemented strict inventory, pricing and purchasing controls which it believes could lessen the impact of fluctuations in the price of rough and polished diamonds. These include computerized rough diamond evaluation programs and inventory utilization programs.

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

        Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company has begun a new program to build boutiques in the stores of a select group of its retail clients. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company has no current plans to sell its diamonds directly to consumers and intends to continue concentrating its marketing efforts towards the quality retail jeweler.

        The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

        The Company is in the process of developing its own E-commerce site. This site, which is intended to directly link the Company to its retailers, should serve to significantly strengthen the ties with its retail client base.

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

        The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Korea and Malaysia and recently throughout Latin America.

        After working with its former distributor for over 25 years, in 1999, the Company changed the nature of its distribution in Japan by assuming control of distribution of its products and opening its own office. In this way, the Company realigned its position with its retail and wholesale customers and shortened its channels of distribution. In addition, this realignment enabled the Company, without interruption, to assume control of the expansion and maintenance of the Lazare Diamond brand name in Japan. As part of the realignment, the Company retained experienced Japanese staff, giving it immediate and direct access to important customers as well as in depth industry knowledge. The Company believes that this realignment was necessary in order to compete effectively in Japan (the world's second largest market for diamonds and diamond jewelry) in the years to come. The Company continues to maintain its relationship with Seiko Corporation ("Seiko"), one of the world's largest watchmakers. Seiko is generally recognized as a leader in consumer brand marketing and has a well developed network of contacts and retailers.

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

        The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                        Years ended May 31,
                                               ---------------------------------------
                                               2000              1999             1998
                                               ----              ----             ----
Percentage of Net Sales to Customers
         United States                          23%               31%              28%
         Far East                                8%                8%               7%
         Europe, Israel & other                 69%               61%              65%
                                               ----             -----              ---
                                               100%              100%             100%
                                               ====              ====             ====

        The world's rough diamond trading markets are primarily located in Belgium, India, and Israel; therefore, the majority of the Company's rough diamond sales have been transacted with foreign customers. In 1999, due to an increase in demand in the United States combined with weaker markets in the Far East, the Company sold a greater percentage of its polished diamonds domestically than it had in prior years. In addition, the Company's sales to customers in Europe, Israel & other, which consisted primarily of rough diamonds, were lower as a percentage of total sales in 1999 as compared to 2000.

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

        The Company believes there are significant barriers to entry by potential competitors into the business of manufacturing and distributing ideally proportioned diamonds. Among the most important of these barriers are the need for significant working capital to purchase rough diamonds and hold polished inventory, the long-term relationships required to have access to adequate supplies of rough diamonds, the limited number of persons with the skills necessary to consistently cut significant amounts of ideally proportioned diamonds, the difficulty in obtaining access to upscale channels of distribution, the importance of public recognition of an established brand name and the establishment of computer systems to report on and monitor the manufacturing and distribution network.

Employees

        At July 31, 2000, the Company had 205 full-time employees and 7 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

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

        The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 12,650 square feet.

        The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2003 at an annual rental rate of 1,500,000 Belgian francs (approximately $35,000) .

        The Company owns a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

        The Company leases office space in Hong Kong for a term expiring April 30, 2002 at an annual rental rate of 481,200 Hong Kong dollars (approximately $62,000).

        The Company leases office space in Tokyo for a term expiring August 31, 2002 at an annual rental rate of 18,200,000 Japanese Yen (approximately $170,000).

        The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.

Item 3. Legal Proceedings

        The Company is not involved in any significant legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Company

        The following table sets forth information regarding executive officers of the Company.

NAME                                      POSITION                           AGE
----                                      --------                           ---
Maurice Tempelsman               Chairman of the Board                       71

Leon Tempelsman                  Vice Chairman of the                        44
                                 Board and President

Robert Speisman                  Senior Vice President - Sales               46

William H. Moryto                Vice President and
                                 Chief Financial Officer                     42

        All officers, other than Mr. Moryto, were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 1999. Mr. Moryto was elected an officer by the Board of Directors in May 2000. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

        William H. Moryto has been Vice President and Chief Financial Officer since May 2000. Prior to joining the Company in May 2000, he was Vice President and Chief Financial Officer of Calvin Klein Underwear & Accessories Inc., an apparel company. From 1997 through 1999 he was Vice President and Chief Financial Officer of Guerlain Inc., a fragrance and cosmetics company. From 1996 through July 1997 he served as Chief Financial Officer of Von Holtzbrinck Publishing Inc., a publishing company. Prior thereto, Mr. Moryto was a senior manager with Ernst & Young LLP, an auditing and consulting firm, where he was employed from 1983 through 1995.

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

                  (i)      Report of Ernst & Young LLP

                  (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 2000.

                  (iii) Consolidated Balance Sheets as at May 31, 2000 and May 31, 1999.

                  (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 2000.

                  (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2000.

                  (vi)     Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    Part III

         Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2000.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       The response to this portion of Item 14 is set forth
                           in Item 8 of Part II hereof.

                  2.       Financial Statement Schedule

                           Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2000.

                           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                           COLUMN B            COLUMN C            COLUMN D      COLUMN E
--------                           --------            --------            --------      --------
                                                      Additions
                                               ------------------------
                                  Balance at   Charged to   Charged to                   Balance at
                                  beginning    costs and  other accounts  Deductions        end
      Description                 of period     expenses    describe       describe      of period
      -----------                 ---------     --------   -----------   ------------    ---------
YEAR ENDED MAY 31, 2000:

Allowance for doubtful accounts   $  202,056   $  874,000   $   --       $   10,937(A)   $1,065,118
                                  ----------   ----------   --------     ----------      ----------

YEAR ENDED MAY 31, 1999:

Allowance for doubtful accounts   $  143,120   $   60,000   $   --       $    1,064(A)   $  202,056
                                  ----------   ----------   --------     ----------      ----------

YEAR ENDED MAY 31, 1998:

Allowance for doubtful accounts   $  162,487   $   60,000   $   --       $   79,367(A)   $  143,120
                                  ----------   ----------   --------     ----------      ----------

(A)      Amounts written off.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ending May 31, 2000.

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

         (j) Fifth Amendment to the Note Agreement, dated as of August 25, 1999 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company.

         (k) Sixth Amendment to the Note Agreement, dated as of January 11, 2000 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company and PFL Life Insurance Company.

         (l) Loan Agreement, dated May 14, 1996 among the Company, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 filed with the Commission on August 28, 1996.

         (m) Amendment No. 1, dated as of November 29, 1996, to Loan Agreement, dated May 14, 1996, among the Company, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(1) to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed with the Commission on December 11, 1996.

         (n) Amendment No. 2, dated as of May 30, 1997, to Loan Agreement, dated May 14, 1996, among the Company, Fleet Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (o) Agreement, dated as of September 2, 1999, between Antwerpse Diamantbank NV and Lazare Kaplan Belgium, N.V.

         (p) Guaranty, dated as of September 2, 1999, from Lazare Kaplan International Inc. in favor of Antwerpse Diamantbank NV.

         (q) Loan Agreement, dated as of December 8, 1999, between Fleet Bank, N.A. and Lazare Kaplan Japan Inc.

         (r) Guaranty Agreement, dated as of December 8, 1999, by Lazare Kaplan International Inc. in favor of Fleet Bank, N.A.

         (s) Pledge Agreement, dated as of December 8, 1999, between Fleet Bank, N.A. and Lazare Kaplan International Inc.

         (t) Letter Agreement, dated as of June 5, 2000, between Fleet Bank, N.A. and Lazare Kaplan International Inc. regarding Interest Rate Swap.

         (u) Cooperation Agreement, dated July 15, 1996 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to the Company's Current Report on Form 8-K/A filed with the Commission on November 18, 1996 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (v) Cooperation Agreement, dated March 23, 1999 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (w) Processing Agreement, dated as of February 20, 1999, between Pegasus Overseas Ltd. and a wholly-owned subsidiary of General Electric Company - incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (x) Rights Agreement, dated as of July 31, 1997, between the Company and ChaseMellon Shareholder Services, LLC - incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-A filed with the Commission on August 26, 1997.

         (y) Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (z) Sheldon L. Ginsberg Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (aa) Robert Speisman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

(13) 2000 Annual Report to Security Holders - incorporated herein by reference to the Company's 2000 Annual Report to Stockholders to be filed with the Commission.

(21)     Subsidiaries

(23)     Consent of Ernst & Young LLP

(27)     Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LAZARE KAPLAN INTERNATIONAL INC.



                                             By (s) William H. Moryto
                                             -----------------------------------
                                             William H. Moryto, Vice President
                                             and Chief Financial Officer
Dated:  August 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                       Date
----------                                   -----                       ----
(s) Maurice Tempelsman                       Chairman of the             August 28, 2000
---------------------------------            Board of Directors
(Maurice Tempelsman)

(s) Leon Tempelsman                          Vice Chairman of the        August 28, 2000
---------------------------------            Board of Directors and
(Leon Tempelsman)                            President (principal
                                             executive officer)

(s) Lucien Burstein                          Director                    August 28, 2000
---------------------------------
(Lucien Burstein)

(s) Myer Feldman                             Director                    August 28, 2000
---------------------------------
(Myer Feldman)

(s) Sheldon L. Ginsberg                      Director                    August 28, 2000
---------------------------------
(Sheldon L. Ginsberg)

(s) Robert Speisman                          Director                    August 28, 2000
---------------------------------
(Robert Speisman)

(s) William H. Moryto                        Vice President and          August 28, 2000
----------------------------------           Chief Financial Officer
(William H. Moryto)                          (principal financial
                                             and accounting officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as................................. 'TM'
The registered trademark symbol shall be expressed as......................  'r'
The Japanese Yen sign shall be expressed as................................  'Y'

                                  EXHIBIT INDEX

(10)  (j)   Fifth Amendment to the Note Agreement, dated as of August 25, 1999 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company
            and PFL Life Insurance Company.

(10)  (k)   Sixth Amendment to the Note Agreement, dated as of January 11, 2000 by and between the Company, Allstate Life Insurance Company, Monumental Life Insurance Company
            and PFL Life Insurance Company.

(10)  (o)   Agreement, dated as of September 2, 1999, between Antwerpse Diamantbank NV and
            Lazare Kaplan Belgium, N.V.

(10)  (p)   Guaranty, dated as of September 2, 1999, from Lazare Kaplan International Inc. in favor of Antwerpse Diamantbank NV.

(10)  (q)   Loan Agreement, dated as of December 8, 1999, between Fleet Bank, N.A. and Lazare
            Kaplan Japan Inc.

(10)  (r)   Guaranty Agreement, dated as of December 8, 1999, by Lazare Kaplan International Inc.
            in favor of Fleet Bank, N.A.

(10)  (s)   Pledge Agreement, dated as of December 8, 1999, between Fleet Bank, N.A. and Lazare
            Kaplan International Inc.

(10)  (t)   Letter Agreement, dated as of June 5, 2000, between Fleet Bank, N.A. and Lazare
            Kaplan International Inc. regarding Interest Rate Swap.

(13)  2000 Annual Report to Security Holders

(21)  Subsidiaries

(23)  Consent of Ernst & Young LLP

(27)  Financial Data Schedule