Form 10-Q
period 2000-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2000-10-16
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000.

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

                        Yes  [X]      No [ ]

         As of September 30, 2000, 7,818,443 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)


                                                                       Three Months Ended
                                                                            August 31,
                                                                            (Unaudited)
                                                                   ---------------------------

                                                                       2000             1999
                                                                       ----             ----
Net sales                                                          $    77,575      $   69,742
Cost of sales                                                           68,871          63,250
                                                                   -----------      ----------
                                                                         8,704           6,492
                                                                   -----------      ----------
Selling, general & administrative expenses                               5,645           4,450
Interest Expense - net                                                   1,361             706
                                                                   -----------      ----------
                                                                         7,006           5,156
                                                                   -----------      ----------
Income before taxes and cumulative effect of
  change in accounting principle                                         1,698           1,336
Income tax provision                                                       665             320
                                                                    ----------      ----------
Income before cumulative effect of change in
   accounting principle                                                  1,033           1,016
Cumulative effect of change in method of accounting for
   the costs of start-up activities                                         --          (1,522)
                                                                    ----------      ----------
Net income/(loss)                                                   $    1,033      $     (506)
                                                                    ==========      ==========

Income/(loss) per share

Basic earnings per share before cumulative
   effect of change in accounting principle                         $     0.13      $     0.12
                                                                    ==========      ==========
Basic earnings/(loss) per share                                     $     0.13      $    (0.06)
                                                                    ==========      ==========

Average number of shares outstanding during the period               7,949,268       8,369,318
                                                                    ==========      ==========

Diluted earnings per share before  cumulative
  effect of change in accounting principle                          $     0.13      $     0.12
                                                                    ==========      ==========
Diluted  earnings /(loss) per share                                 $     0.13      $    (0.06)
                                                                    ==========      ==========


Average number of shares outstanding during the period               8,002,933       8,447,179
                                                                    ==========      ==========


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(in thousands, except share data)



                                                           AUGUST 31, 2000
                                                             (Unaudited)        May 31, 2000
                                                           ---------------      -------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $  4,407           $  7,254
Accounts receivable - net                                         59,100             66,258
Inventories - rough diamonds                                      26,033             31,155
            - polished diamonds                                   64,101             57,484
Prepaid expenses and other current assets                         12,870             12,191
Deferred tax assets - current                                      4,380              6,257
                                                                --------           --------
         TOTAL CURRENT ASSETS                                    170,891            180,599
DEFERRED TAX ASSETS, net                                           5,955              4,655
NON-CURRENT ASSETS, net                                           11,942             17,445
                                                                --------           --------
          TOTAL ASSETS                                          $188,788           $202,699
                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities                  $ 48,080           $ 49,874
Notes payable - other and current position
  of long-term debt                                               21,924             32,709
                                                                --------           --------
         TOTAL CURRENT LIABILITIES                                70,004             82,583
OTHER LONG-TERM DEBT                                              36,563             37,309
                                                                --------           --------
         TOTAL LIABILITIES                                       106,567            119,892
                                                                --------           --------
STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share
   Authorized 5,000,000 shares;
   no shares outstanding                                             --                 --
Common stock, par value $1 per share
   Authorized 20,000,000 shares;
   issued  8,543,393 shares                                        8,543              8,543
Additional paid-in capital                                        58,182             58,182
Cumulative translation adjustment                                    217                239
Retained earnings                                                 20,765             19,732
                                                                --------           --------
                                                                  87,707             86,696
Less treasury stock, 724,950 and 498,150
   shares at cost                                                 (5,486)            (3,889)
                                                                --------           --------

         TOTAL STOCKHOLDERS' EQUITY                               82,221             82,807
                                                                --------           --------
                                                                $188,788           $202,699
                                                                ========           ========



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                         Three Months Ended
                                                                              August 31,
                                                                        --------------------
                                                                           2000       1999
                                                                        --------    --------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                       $  1,033    $   (506)
Adjustments to reconcile net income/(loss)
to net cash provided by
 operating activities:
   Depreciation and amortization                                             422         327
   Provision for uncollectible accounts                                       20          15
   Deferred income taxes                                                     577         300
   Cumulative effect of change in method of accounting                      --         1,522
(Increase)/decrease in assets and increase/(decrease)
in liabilities:
   Accounts receivable                                                     7,138      (9,636)
   Inventories                                                            (1,495)      1,868
   Prepaid expenses and other current assets                                (679)     (1,322)
   Non-current assets                                                      5,493        (249)
   Accounts payable and other current liabilities                         (1,794)     11,592
                                                                        --------    --------
Net cash provided by operating activities                                 10,715       3,911
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (412)       (681)
                                                                        --------    --------
Net cash used in investing activities                                       (412)       (681)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                        (10,785)     (2,158)
Decrease in long-term borrowings                                            (746)       (442)
Purchase of Treasury Stock                                                (1,597)       --
Proceeds from exercise of stock options                                     --            15
                                                                        --------    --------
Net cash used in financing activities                                    (13,128)     (2,585)
                                                                        --------    --------
Effect of cumulative translation adjustment                                  (22)         25
                                                                        --------    --------
Net increase/(decrease) in cash                                           (2,847)        670
Cash and cash equivalents at beginning of year                             7,254       5,181
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  4,407    $  5,851
                                                                        ========    ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2000 and 1999 and the financial position as of August 31, 2000.

The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.       TAXES

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2000, which is comprised primarily of operating loss carryforwards, is approximately $11,220,000 less a valuation allowance of approximately $885,000 resulting in a net deferred tax asset of $10,335,000.

At August 31, 2000 the Company has available U.S. net operating losses of $18.1 million which expire as follows:

                      Year                     Amount
                      ----                   ---------
                      2001                      3,500
                      2002                        500
                      2007                        500
                      2008                        900
                      2010                        400
                      2013                      1,200
                      2019                     11,125
                                              -------
                                              $18,125
                                              =======

3.       EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4.       COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2000 and 1999, total comprehensive income/(loss) was $1,011,000 and $(481,000), respectively.

5.       CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

On June 1, 1999 the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. As a result, the Company recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000). The effect of adoption of SOP 98-5 on income from continuing operations for the three months ended August 31, 1999 was insignificant.

6.     GEOGRAPHIC SEGMENT INFORMATION

Revenue, gross profit/(loss) and income/(loss) before income taxes for the three months ended August 31, 2000 and 1999 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                 North                               Far        Elimi-       Consoli-
                                                America      Europe      Africa      East       nations       dated
                                               ---------    --------    --------    ------     ---------    ----------
Three months ended August 31, 2000
-----------------------------------
Net sales to unaffiliated customers             $ 39,809     $34,298    $    15     $ 3,453     $   --       $ 77,575
Transfers between geographic areas                11,553      10,022       --         --         (21,575)        --
                                                --------     -------    -------     -------     --------     --------
                     Total revenue              $ 51,362     $44,320    $    15     $ 3,453    ($ 21,575)    $ 77,575
                                                --------     -------    -------     -------     --------     --------
Gross profit/(loss)                             $  7,845     $   416    $   (83)       $526     $   --       $  8,704
                                                --------     -------    -------     -------     --------     --------

Income/(loss) before income taxes
  and cumulative effect of change in
  accounting principle                          $  3,128     $  (312)   $  (370)    $  (748)    $   --       $  1,698
                                                --------     -------    -------     -------     --------     --------
Identifiable assets at August 31, 2000          $155,222     $50,234    $13,870     $13,545    ($ 44,083)    $188,788
                                                --------     -------    -------     -------     --------     --------




                                                 North                               Far        Elimi-       Consoli-
                                                America      Europe      Africa      East       nations       dated
                                               ---------    --------    --------    ------     ---------    ----------
Three months ended August 31, 1999
------------------------------------
Net sales to unaffiliated customers             $ 24,255     $41,270    $  --       $ 4,217    $   --        $ 69,742
Transfers between geographic areas                 4,793         812     17,712         --      (23,317)         --
                                                --------     -------    -------     -------    --------      --------

                     Total revenue              $ 29,048     $42,082    $17,712     $ 4,217   ($ 23,317)     $ 69,742
                                                --------     -------    -------     -------    --------      --------

Gross profit                                    $  4,821     $   726    $   189     $   756    $    --       $  6,492
                                                --------     -------    -------     -------    --------      --------

Income/(loss) before income taxes
  and cumulative effect of change in
  accounting principle                          $  1,166     $   384    $   (90)    $  (124)   $   --        $  1,336
                                                --------     -------    -------     -------    --------      --------

Identifiable assets at August 31, 1999          $146,634     $23,311    $25,166     $11,587   ($ 46,259)     $160,439
                                                --------     -------    -------     -------    --------      --------


The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.

Revenue and gross profit for the three months ended August 31, 2000 and 1999 classified by product were as follows (in thousands):

                                                       Polished     Rough
Three months ended August 31, 2000                     diamonds    diamonds     Total
----------------------------------                     --------    --------     -----

Net sales                                              $47,074      $30,501    $77,575
                                                       -------      -------    -------

Gross profit                                           $ 7,693      $ 1,011    $ 8,704
                                                       -------      -------    -------


                                                       Polished      Rough
Three months ended August 31, 1999                     diamonds    diamonds     Total
----------------------------------                     --------    --------     -----
Net sales                                              $29,682      $40,060    $69,742
                                                       -------      -------    -------

Gross profit                                           $ 5,594      $   898    $ 6,492
                                                       -------      -------    -------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

RESULTS OF OPERATIONS

NET SALES

Net sales during the three months ended August 31, 2000 were $77.6 million compared to $69.7 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds was $47.1 million for the three months ended August 31, 2000 compared to $29.7 million in the comparable period last year, an increase of 59%. The increase in polished sales was primarily due to higher sales of stones produced at the Company's factories in Russia.

Rough diamond sales were $30.5 million for the three months ended August 31, 2000 compared to $40.1 million in the comparable period last year. The decrease from the prior year was attributable to the termination of the Company's rough buying operation in Angola during the fourth quarter of fiscal 2000 partially offset by increased volume from other rough diamond sources.

GROSS PROFIT

During the three months ended August 31, 2000 gross margin on net polished sales was 16.3% compared to 18.8% in the comparable period last year. The decrease in polished gross margin percentage is primarily attributable to lower gross margin on smaller stones produced at the Company's factories in Russia. Rough gross margin during the three months ended August 31, 2000 was 3.3% compared to 2.2% in the same period last year. The improved rough gross margin percentage primarily reflects cost reductions achieved through the termination of operation in Angola. As a result of the foregoing, overall gross margin percentage increased to 11.2% in the current period compared 9.3% for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended August 31, 2000 were $5.6 million, compared to $4.5 million for this period last year. The increase was primarily attributable to increased advertising expenditures, higher compensation and benefits costs (including selling commissions) and a decrease in foreign exchange gains versus the same period last year.

INTEREST EXPENSE

Net interest expense for the three month period ended August 31, 2000 was $1,361,000 compared to $706,000 last year. The increase was due to increased levels of borrowing during the current year.

CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

On June 1, 1999 the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. As a result, the Company recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000), or $0.18 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at August 31, 2000 was $100.9 million, which was $2.9 million more than its working capital at May 31, 2000. This increase primarily reflects the repayment of loans with cash generated by operations.

The Company maintains a $40 million long-term unsecured, revolving loan which it utilizes for general working capital purposes. It also maintains a $30 million unsecured line of credit which is primarily used to finance rough inventory transactions. In addition, the Company has a Yen denominated facility (approximately $ 8.3 million at August 31, 2000) which is used in support of its operations in Japan.

Stockholders' equity was $82.2 million at August 31, 2000 as compared to $82.8 million at May 31, 2000. This decrease primarily reflects the repurchase of $1.6 million of treasury stock offset by earnings during the period. No dividends were paid to stockholders during the three months ended August 31, 2000.

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

                                             LAZARE KAPLAN INTERNATIONAL INC.




                                             By /s/ William H. Moryto
                                                ----------------------------
                                                William H. Moryto
                                                Vice President and
                                                Chief Financial Officer

Dated: October 16, 2000