Form 10-Q
period 2000-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2001-01-12
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------
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

                             Yes    X         No
                                  -----
As of January 4, 2001, 7,378,293 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)

                                                     Three Months Ended            Six Months Ended
                                                         November 30,                 November 30,
                                                         (Unaudited)                  (Unaudited)
                                                     2000          1999           2000          1999
                                                 -----------   -----------    -----------   -----------
Net sales                                        $    78,317   $   111,906    $   155,892   $   181,648
Cost of Sales                                         69,301       103,711        138,172       166,961
                                                 -----------   -----------    -----------   -----------
Gross profit                                           9,016         8,195         17,720        14,687

Selling, general and administrative expenses           6,706         5,045         12,351         8,696
Legal settlement and related costs                      --           4,250           --           5,048
Interest expense (net)                                 1,214           819          2,575         1,526
                                                 -----------   -----------    -----------   -----------
                                                       7,920        10,114         14,926        15,270
                                                 -----------   -----------    -----------   -----------
Income/(loss) before taxes and cummulative
  effect of change in accounting principle             1,096        (1,919)         2,794          (583)
                                                 -----------   -----------    -----------   -----------

Income tax / (benefit)                                   371        (1,058)         1,036          (738)
                                                 -----------   -----------    -----------   -----------
Income/(loss) before cummulative effect of
  change in accounting principle                         725          (861)         1,758           155
                                                 -----------   -----------    -----------   -----------
Cummulative effect of change in
  accounting method for start up activities             --            --             --          (1,522)
                                                 -----------   -----------    -----------   -----------

Net Income / (loss)                              $       725   $      (861)   $     1,758   $    (1,367)
                                                 ===========   ===========    ===========   ===========



Earnings/(loss) per share:
Basic earnings / (loss) per share before
  cummulative effect of change in accounting
  principle                                      $      0.09   $     (0.10)   $      0.22   $      0.02
                                                 ===========   ===========    ===========   ===========
Basic earnings / (loss) per share                $      0.09   $     (0.10)   $      0.22   $     (0.16)
                                                 ===========   ===========    ===========   ===========

Average number of shares outstanding during
  the period                                       7,796,356     8,261,323      7,880,579     8,315,321
                                                 ===========   ===========    ===========   ===========

Diluted earnings / (loss) per share before
  cummulative effect of change in accounting
  principle                                      $      0.09   $     (0.10)   $      0.22   $      0.02
                                                 ===========   ===========    ===========   ===========
Diluted earnings / (loss) per share              $      0.09   $     (0.10)   $      0.22   $     (0.16)
                                                 ===========   ===========    ===========   ===========

Average number of shares outstanding during
  the period                                       7,799,030     8,261,323      7,899,126     8,315,321
                                                 ===========   ===========    ===========   ===========


See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
(in thousands, except share data)


                                                                November 30,                        May 31,
                                                                (Unaudited)
                                                                    2000                             2000
                                                                ------------                    -----------
ASSETS:
      Cash and cash equivalents                                     $  3,462                       $  7,254
      Accounts and notes receivable-net                               56,478                         66,258
      Inventories - rough diamonds                                    21,840                         31,155
                  - polished diamonds                                 58,557                         57,484
      Prepaid expenses and other current assets                        9,455                         12,191
      Deferred taxes                                                   4,380                          6,257
                                                                    --------                       --------
Total Current Assets                                                 154,172                        180,599
                                                                    --------                       --------

      Non-current assets - net                                        12,158                         17,445
      Deferred taxes                                                   5,591                          4,655
                                                                    --------                       --------
Total Assets                                                        $171,921                       $202,699
                                                                    ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities                $ 44,194                       $ 49,874
      Notes payable - other and current portion
        of long-term debt                                              7,460                         32,709
                                                                    --------                       --------
Total Current Liabilities                                             51,654                         82,583
                                                                    --------                       --------

      Other long-term debt                                            38,314                         37,309
                                                                    --------                       --------
Total Liabilities                                                     89,968                        119,892
                                                                    --------                       --------

Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 5,000,000 shares;
         no shares outstanding                                           --                             --
      Common stock, par value $1 per share
         Authorized 20,000,000 shares;
         issued 8,543,393 shares                                       8,543                          8,543
      Additional paid-in capital                                      58,182                         58,182
      Cumulative translation adjustment                                  (46)                           239
      Retained earnings                                               21,490                         19,732
                                                                    --------                       --------
                                                                      88,169                         86,696
      Less treasury stock, 836,550 and 498,150
         shares at cost                                               (6,216)                        (3,889)
                                                                    --------                       --------
Total Stockholders' equity                                            81,953                         82,807
                                                                    --------                       --------
Total Liabilities and Stockholders' Equity                          $171,921                       $202,699
                                                                    ========                       ========


See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                        Six Months Ended
                                                                                          November 30,
                                                                                           (Unaudited)
                                                                                   2000                   1999
                                                                                 --------               --------
Cash Flows From Operating Activities:
         Net income/(loss)                                                        $ 1,758               $ (1,367)
         Adjustments to reconcile net income/(loss) to
         net cash provided by/(used in) operating activities:
            Depreciation and amortization                                             877                    684
            Provision for uncollectible accounts                                       20                     30
            Deferred income taxes                                                     941                   (774)
            Cumulative effect of change in method of accounting                        --                  1,522
         (Increase)/decrease in assets and increase/(decrease) in liabilities:
            Notes and accounts receivable                                           9,760                (39,609)
            Inventories                                                             8,242                 (1,734)
            Prepaid expenses and other current assets                               2,736                 (5,975)
            Non-current assets                                                      5,495                   (389)
            Accounts payable and other current liabilities                         (5,680)                30,856
                                                                                 --------               --------
         Net cash provided by/(used in) operating activities                       24,149                (16,756)
                                                                                 --------               --------

Cash Flows From Investing Activities:
         Capital expenditures                                                      (1,085)                (1,374)
                                                                                 --------               --------
         Net cash used in investing activities                                     (1,085)                (1,374)
                                                                                 --------               --------

Cash Flows From Financing Activities:
         Purchase of treasury stock                                                (2,327)                (1,400)
         Increase/(decrease) in short-term borrowings                             (25,249)                16,961
         Increase in long-term borrowings                                           1,005                  2,231
         Proceeds from exercise of stock options                                       --                     15
                                                                                 --------               --------
         Net cash (used in)/provided by financing activities                      (26,571)                17,807
                                                                                 --------               --------
         Effect of foreign currency translation adjustment                           (285)                   636
                                                                                 --------               --------

         Net increase/(decrease) in cash                                           (3,792)                   313
         Cash at beginning of year                                                  7,254                  5,181
                                                                                 --------               --------
         Cash at end of period                                                   $  3,462               $  5,494
                                                                                 ========               ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       INTERIM FINANCIAL REPORTING

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and six months ended November 30, 2000 and 1999 and the financial position as of November 30, 2000.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2000, which is comprised primarily of operating loss carryforwards, is approximately $10,856,000 less a valuation allowance of approximately $885,000 resulting in a net deferred tax asset of $9,971,000.

At November 30, 2000 the Company has available U.S. net operating losses of $18.1 million which expire as follows:


                      Year                         Amount
                      ----                       --------
                      2001                         3,500
                      2002                           500
                      2007                           500
                      2008                           900
                      2010                           400
                      2013                         1,200
                      2019                        11,125
                                                 -------
                                                 $18,125
                                                 =======


3.       LEGAL SETTLEMENT AND RELATED COSTS

In October 1999 the Company settled certain litigation which was commenced against it and other related parties. The total cost of the settlement to the Company was $5,048,000, including related legal and other expenses.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

5.       COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the six months ended November 30, 2000 and 1999, total comprehensive income/(loss) was $1,473,000 and $(731,000), respectively.

6.       CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR START-UP COSTS

On June 1, 1999 the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. As a result, the Company recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000). The effect of adoption of SOP 98-5 on income from continuing operations for the six months ended November 30, 2000 and 1999 was insignificant.

7.         NEW CREDIT FACILITIES

In November 2000, a subsidiary of the Company entered into a two year committed revolving loan facility. The facility provides that the subsidiary may borrow up to 1.1 billion Japanese Yen (approximately $10 million) at an interest rate 1% above the Japanese Yen LIBOR. Borrowings under the facility are available for the repayment of other loans and working capital purposes. The Company guarantees repayment of amounts borrowed.

In December 2000, the Company entered into an uncommitted $10 million unsecured working capital line of credit with a bank at an interest rate 150 basis points above the bank's base rate.

7.         TREASURY STOCK

In December 2000, the Board of Directors authorized the extension of the Company's stock repurchase program through April 6, 2002 for the repurchase of a total of 2 million shares.

8.         GEOGRAPHIC SEGMENT INFORMATION

Revenue, gross profit/(loss) and income/(loss) before income taxes for the six months ended November 30, 2000 and 1999 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):


                                                North                              Far           Elimi-      Consoli-
                                               America     Europe    Africa        East         nations       dated
                                            -------------------------------------------------------------------------

Six months ended November 30, 2000
   Net sales to unaffiliated customers        $ 73,956    $ 70,236  $ 3,041      $ 8,659      $    --       $155,892
   Transfers between geographic areas           24,236      17,225      --           461       (41,922)          --
                                            -------------------------------------------------------------------------
Total revenue                                 $ 98,192    $ 87,461  $ 3,041      $ 9,120      $(41,922)     $155,892
                                            =========================================================================


Gross Profit                                  $ 14,626    $  1,444  $   310      $ 1,340      $      --     $ 17,720
                                            =========================================================================

Income/(loss) before income taxes and
 cumulative effect of change in accounting
 principle                                    $  4,125    $     6   $  (232)     $(1,105)     $      --     $ 2,794
                                            =========================================================================


Identifiable assets at November 30, 2000      $152,666    $ 38,109  $12,723      $13,080      $(44,657)     $171,921
                                            =========================================================================


--------------------------------------------------------------------------------


                                                North                              Far           Elimi-      Consoli-
                                               America     Europe    Africa        East         nations       dated
                                            -------------------------------------------------------------------------


Six months ended November 30, 1999
   Net sales to unaffiliated customers        $ 47,333    $125,085  $    181     $ 9,049      $     --       $181,648
   Transfers between geographic areas           10,926       3,365    93,987         --        (108,278)          --
                                              -----------------------------------------------------------------------
Total revenue                                 $ 58,259    $128,450  $ 94,168     $ 9,049      $(108,278)     $181,648
                                              =======================================================================


Gross Profit                                  $ 10,919    $  1,882  $    106     $ 1,780      $     --       $ 14,687
                                              =======================================================================

Income/(loss) before income taxes and
 cumulative effect of change in accounting
 principle                                    $ (1,375)   $  1,276  $   (404)    $   (80)     $     --       $   (583)
                                              =======================================================================


Identifiable assets at November 30, 1999      $156,198    $ 42,437  $ 37,859     $13,026      $ (49,675)     $199,845
                                              =======================================================================


The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.

--------------------------------------------------------------------------------

Revenue and gross profit for the six months ended November 30, 2000 and 1999 classified by product were as follows (in thousands):



                                              Polished             Rough
                                              diamonds            diamonds            Total
                                              --------            --------          --------

Six months ended November 30, 2000
   Net Sales                                  $109,627            $ 46,265           $155,892
                                              --------            --------           --------

   Gross Profit                               $ 16,594            $  1,126           $ 17,720
                                              --------            --------           --------


Six months ended November 30, 1999
   Net Sales                                  $ 59,706            $121,942           $181,648
                                              --------            --------           --------

   Gross Profit                               $ 12,088            $  2,599           $ 14,687
                                              --------            --------           --------


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

RESULTS OF OPERATIONS

NET SALES

Net sales during the six months ended November 30, 2000 were $155.9 million compared to $181.6 million in sales during the same period last year. For the three month period ended November 30, 2000 net sales were $78.3 million compared to $111.9 million in the second quarter of last year.

Revenue from the sale of polished diamonds was $109.6 million for the six months ended November 30, 2000 compared to $59.7 million in the same period last year, an increase of 84%. For the three month period ended November 30, 2000, polished diamond sales were $62.6 million compared to $30.0 million in the second quarter last year, an increase of 108%. The increase in polished sales for the three and six month periods was primarily due to higher sales of stones produced in Russia, improved sales volume of Lazare Diamonds'r' and increased sales of Bellataire'TM' diamonds.

Rough diamond sales were $46.3 million for the six months ended November 30, 2000 compared to $121.9 million in the same period last year. For the three months ended November 30, 2000, rough diamond sales were $15.8 million compared to $81.9 million in the second quarter of last year. The decrease for the three and six month periods was attributable to the termination of the Company's rough buying operation in Angola during the fourth quarter of fiscal 2000.

GROSS PROFIT

During the six months ended November 30, 2000 gross margin on net polished sales was 15.1% compared to 20.2% in the same period last year. For the three months ended November 30, 2000, gross margin on net polished sales was 14.2 % compared to 21.6% in the second quarter of last year. The decrease in polished gross margin percentage is primarily attributable to lower gross margin on the sale of smaller stones produced in Russia.

Rough gross margin during the six months ended November 30, 2000 was 2.4% compared to 2.1% in the same period last year. For the three months ended November 30, 2000 rough gross margin was 0.7% compared to 2.1% in the prior year period. The improved gross margin percentage for the six months ended November 30, 2000 reflects cost reductions achieved through the termination of operation in Angola offset in part by costs associated with the sale of certain residual inventories during the current quarter.

As a result of the foregoing, overall gross margin (both polished and rough diamonds) during the six month period ended November 30, 2000 was 11.4% compared to 8.1% for the same period last year. For the three months ended November 30, 2000, overall gross margin on net sales was 11.5% compared to 7.3% in the second quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended November 30, 2000 were $12.4 million, compared to $8.7 million for the same period last year. For the three months ended November 30, 2000, selling, general and administrative expenses were $6.7 million compared to $5.0 million in the second quarter last year. These increases were primarily attributable to increased advertising expenditures, higher compensation and benefits costs (including selling commissions) and a decrease in foreign exchange gains versus the same period last year.

LEGAL SETTLEMENT AND RELATED COSTS

In October 1999 the Company settled certain litigation which was commenced against it and other related parties. The total cost of the settlement to the Company was $5,048,000, including related legal and other expenses.

INTEREST EXPENSE

Net interest expense for the six month period ended November 30, 2000 was $2.6 million compared to $1.5 million last year. For the three month period ended November 30, 2000 net interest expense was $1.2 million compared to compared to $0.8 million in the second quarter last year. The increase was due to increased levels of outstanding borrowing compared to the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at November 30, 2000 was $102.5 million, which was $4.5 million more than its working capital at May 31, 2000. This increase primarily reflects the repayment of loans with cash generated by operations.

The Company maintains a $40 million long-term unsecured, revolving loan which it utilizes for general working capital purposes. It also maintains a $30 million unsecured line of credit which is primarily used to finance rough inventory transactions. In addition, the Company has a 1.1 billion Japanese Yen denominated facility (approximately $10.0 million) which is used in support of its operations in Japan.

Stockholders' equity was $82.0 million at November 30, 2000 as compared to $82.8 million at May 31, 2000. This decrease primarily reflects the repurchase of $2.3 million of treasury stock offset by earnings during the period. No dividends were paid to stockholders during the six months ended November 30, 2000.

In December 2000, the Company established an additional $10.0 million unsecured credit facility which is available for general working capital purposes. The Company anticipates using this line in support of future polished revenue growth.

Also during December 2000, the Board of Directors authorized the extension of the Company's stock repurchase program through April 6, 2002 for the repurchase of a total of 2 million shares.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK

        Not applicable


PART 2


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

        None


(B)     Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LAZARE KAPLAN INTERNATIONAL INC.


                                                By /s/ William H. Moryto
                                                   --------------------------
                                                   William H. Moryto
                                                   Vice President and
                                                   Chief Financial Officer

Dated: January 15, 2001

                           STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as................................'TM'
The registered trademark symbol shall be expressed as......................'r'