Form 10-Q
period 2001-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2001-04-12
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

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

As of April 4, 2001, 7,367,691 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Income Statements
(in thousands except share and per share data)

                                                                Three Months Ended                     Nine Months Ended
                                                          February 28,    February 29,          February 28,    February 29,
                                                                   (Unaudited)                           (Unaudited)
                                                            2001              2000               2001              2000
                                                          ---------        ----------         ----------        -----------
Net sales                                                $  55,064         $ 106,238          $ 210,956         $ 287,886
Cost of Sales                                               48,129            97,363            186,301           264,324
                                                         ---------         ---------          ---------         ---------
Gross profit                                                 6,935             8,875             24,655            23,562

Selling, general and administrative expenses
  (net of life insurance proceeds of $1.6 million
  in 2000)                                                   5,481             4,074             17,832            12,770
Legal settlement and related costs                               -                 -                  -             5,048
Interest expense (net)                                         980             1,027              3,555             2,553
                                                         ---------         ---------          ---------         ---------
                                                             6,461             5,101             21,387            20,371
                                                         ---------         ---------          ---------         ---------
Income before taxes and cummulative
  effect of change in accounting principle                     474             3,774              3,268             3,191
                                                         ---------         ---------          ---------         ---------

Income tax                                                     224               940              1,260               202
                                                         ---------         ---------          ---------         ---------
Income before cummulative effect of
  change in accounting principle                               250             2,834              2,008             2,989
                                                         ---------         ---------          ---------         ---------
Cummulative effect of change in
  accounting method for start up activities                      -                 -                  -            (1,522)
                                                         ---------         ---------          ---------         ---------

Net Income                                               $     250         $   2,834          $   2,008         $   1,467
                                                         =========         =========          =========         =========

Earnings per share:
-------------------
Basic earnings per share before
  cummulative effect of change in accounting
  principle                                              $    0.03         $    0.35          $    0.26         $    0.36
                                                         =========         =========          =========         =========
Basic earnings per share                                 $    0.03         $    0.35          $    0.26         $    0.18
                                                         =========         =========          =========         =========

Average number of shares outstanding during
  the period                                             7,497,616         8,137,448          7,744,163         8,256,030
                                                         =========         =========          =========         =========

Diluted earnings per share before
  cummulative effect of change in accounting
  principle                                              $    0.03         $    0.35          $    0.26         $    0.36
                                                         =========         =========          =========         =========
Diluted earnings per share                               $    0.03         $    0.35          $    0.26         $    0.18
                                                         =========         =========          =========         =========

Average number of shares outstanding during
  the period                                             7,511,080         8,189,021          7,765,973         8,317,269
                                                         =========         =========          =========         =========


See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
(in thousands, except share data)

                                                             February 28,    May 31,
                                                                 2001         2000
                                                             (Unaudited)
                                                             ------------    -------
ASSETS:
      Cash and cash equivalents                               $   3,207    $   7,254
      Accounts and notes receivable-net                          56,901       66,258
      Inventories - rough diamonds                               19,605       31,155
                  - polished diamonds                            59,038       57,484
      Prepaid expenses and other current assets                   9,060       12,191
      Deferred taxes                                              4,336        6,257
                                                              ---------    ---------
Total Current Assets                                            152,147      180,599
                                                              ---------    ---------

      Non-current assets - net                                   12,218       17,445
      Deferred taxes                                              5,591        4,655
                                                              ---------    ---------
Total Assets                                                  $ 169,956    $ 202,699
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities          $  43,674    $  49,874
      Notes payable - other and current portion
        of long-term debt                                         5,958       32,709
                                                              ---------    ---------
Total Current Liabilities                                        49,632       82,583
                                                              ---------    ---------

      Other long-term debt                                       39,907       37,309
                                                              ---------    ---------
Total Liabilities                                                89,539      119,892
                                                              ---------    ---------

Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 5,000,000 shares;
         no shares outstanding                                     --           --
      Common stock, par value $1 per share
         Authorized 20,000,000 shares;
         issued 8,549,441 and 8,543,393 shares respectively       8,549        8,543
      Additional paid-in capital                                 58,213       58,182
      Cumulative translation adjustment                            (100)         239
      Retained earnings                                          21,740       19,732
                                                              ---------    ---------
                                                                 88,402       86,696
      Less treasury stock, 1,181,750 and 498,150
         shares at cost                                          (7,985)      (3,889)
                                                              ---------    ---------
Total Stockholders' equity                                       80,417       82,807
                                                              ---------    ---------
Total Liabilities and Stockholders' Equity                    $ 169,956    $ 202,699
                                                              =========    =========



See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                    Nine Months Ended
                                                                                February 28,  February 29,
                                                                                   2001         2000
                                                                                ------------  ------------
                                                                                      (Unaudited)
Cash Flows From Operating Activities:
         Net income                                                              $  2,008    $  1,467
         Adjustments to reconcile net income to
         net cash provided by/(used in) operating activities:
            Depreciation and amortization                                           1,122       1,132
            Provision for uncollectible accounts                                      234          45
            Deferred income taxes                                                     985         120
            Cumulative effect of change in method of accounting                      --         1,522
         (Increase)/decrease in assets and increase/(decrease) in liabilities:
            Accounts and notes receivable                                           9,123     (30,612)
            Inventories                                                             9,996          44
            Prepaid expenses and other current assets                               3,131      (1,916)
            Non-current assets                                                      5,199      (6,919)
            Accounts payable and other current liabilities                         (6,139)     29,663
                                                                                 --------    --------
         Net cash provided by/(used in) operating activities                       25,659      (5,454)
                                                                                 --------    --------

Cash Flows From Investing Activities:
         Capital expenditures                                                      (1,155)     (1,914)
                                                                                 --------    --------
         Net cash used in investing activities                                     (1,155)     (1,914)
                                                                                 --------    --------

Cash Flows From Financing Activities:
         Purchase of treasury stock                                                (4,096)     (2,085)
         Increase/(decrease) in short-term borrowings                             (26,751)      2,001
         Increase in long-term borrowings                                           2,598       8,138
         Proceeds from exercise of stock options                                       37          15
                                                                                 --------    --------
         Net cash (used in)/provided by financing activities                      (28,212)      8,069
                                                                                 --------    --------
         Effect of foreign currency translation adjustment                           (339)        (54)
                                                                                 --------    --------

         Net increase/(decrease) in cash                                           (4,047)        647
         Cash at beginning of year                                                  7,254       5,181
                                                                                 --------    --------
         Cash at end of period                                                   $  3,207    $  5,828
                                                                                 ========    ========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and nine months ended February 28, 2001 and February 29, 2000 and the financial position as of February 28, 2001.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 28, 2001, which is comprised primarily of operating loss carryforwards, is approximately $10,812,000 less a valuation allowance of approximately $885,000 resulting in a net deferred tax asset of $9,927,000.

At February 28, 2001 the Company has available U.S. net operating losses of $18.1 million which expire as follows:


          Year                                   Amount
          ----                                 ----------
          2001                                   3,500
          2002                                     500
          2007                                     500
          2008                                     900
          2010                                     400
          2013                                   1,200
          2019                                  11,125
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

5. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the nine months ended February 28, 2001 and February 29, 2000, total comprehensive income was $1,669,000 and $1,413,000, respectively.

6. Cumulative Effect of Change in Method of Accounting for Start-up Costs

On June 1, 1999 the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. As a result, the Company recorded a non-cash charge of $1,522,000 (net of tax benefit of $671,000). The effect of adoption of SOP 98-5 on income from continuing operations for the nine months ended February 28, 2001 and February 29, 2000 was insignificant.

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

In December 2000, the Company entered into an uncommitted $10 million unsecured working capital line of credit with a bank at an interest rate 160 basis points above the three month LIBOR rate.

8. Treasury Stock

In December 2000, the Board of Directors authorized the extension of the Company's stock repurchase program through April 6, 2002 for the repurchase of a total of 2 million shares.

9. Life Insurance Proceeds

In February 2000 the Company recorded a benefit of $1.6 million related to certain life insurance policies.

10. Geographic Segment Information



Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 28, 2001 and February 29, 2000 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):


                                              North                                        Far           Elimi-        Consoli-
                                             America         Europe        Africa          East         nations         dated
                                             ---------------------------------------------------------------------------------

Nine months ended February 28, 2001
   Net sales to unaffiliated customers     $  97,133       $ 89,298      $ 12,093       $ 12,432      $      -       $ 210,956
   Transfers between geographic areas         32,695         23,394           -              461        (56,550)           -
                                           -----------------------------------------------------------------------------------
Total revenue                              $ 129,828       $112,692      $ 12,093       $ 12,893      $ (56,550)     $ 210,956
                                           ===================================================================================


Gross Profit                                $ 18,329       $  2,225      $  2,217       $  1,884      $      -       $  24,655
                                           ===================================================================================

Income/(loss) before income taxes and
 cumulative effect of change in accounting
 principle                                 $   2,995       $    438      $  1,364       $ (1,529)     $      -       $   3,268
                                           ===================================================================================


Identifiable assets at February 28, 2001   $ 147,734       $ 34,406      $ 18,574       $ 11,559      $ (42,317)     $ 169,956
                                           ===================================================================================

------------------------------------------------------------------------------------------------------------------------------


                                              North                                        Far           Elimi-        Consoli-
                                             America         Europe        Africa          East         nations         dated
                                             ---------------------------------------------------------------------------------

Nine months ended February 29, 2000
   Net sales to unaffiliated customers      $ 70,475       $204,036     $     208       $ 13,167     $      -      $ 287,886
   Transfers between geographic areas         16,426          3,449       130,817            -         (150,692)         -
                                           -----------------------------------------------------------------------------------
Total revenue                               $ 86,901       $207,485     $ 131,025       $ 13,167     $ (150,692)   $ 287,886
                                           ===================================================================================


Gross Profit                                $ 17,642       $  2,579     $     701       $  2,640     $      -      $  23,562
                                           ===================================================================================

Income/(loss) before income taxes and
 cumulative effect of change in accounting
 principle                                  $  2,299       $  1,336     $      18       $   (462)    $      -      $   3,191
                                           ===================================================================================


Identifiable assets at February 29, 2000    $154,695       $ 33,090     $  31,116       $ 12,870     $  (40,713)   $ 191,058
                                           ===================================================================================


The identifiable assets which are included in the eliminations primarily represent advances to affiliates. These advances are included therein since the Company, which is the parent company, finances the operations of these affiliates.

-------------------------------------------------------------------------------

Revenue and gross profit for the nine months ended February 28, 2001 and February 29, 2000 classified by product were as follows (in thousands):


                                                      Polished            Rough
                                                      diamonds           diamonds             Total
                                                   ---------------    ---------------     ---------------

Nine months ended February  28, 2001

   Net Sales                                            $ 150,712           $ 60,244           $ 210,956
                                                   ---------------    ---------------     ---------------

   Gross Profit                                         $  23,222           $  1,433           $  24,655
                                                   ---------------    ---------------     ---------------


Nine months ended February 29, 2000
   Net Sales                                            $  91,032           $196,854           $ 287,886
                                                   ---------------    ---------------     ---------------

   Gross Profit                                         $  18,585           $  4,977           $  23,562
                                                   ---------------    ---------------     ---------------

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

Results of Operations

Net Sales

Net sales during the nine months ended February 28, 2001 were $211.0 million compared to $287.9 million in sales during the same period last year. For the three month period ended February 28, 2001 net sales were $55.1 million compared to $106.2 million in the third quarter of last year.

Revenue from the sale of polished diamonds was $150.7 million for the nine months ended February 28, 2001 compared to $91.0 million in the same period last year, an increase of 66%. For the three month period ended February 28, 2001, polished diamond sales were $41.1 million compared to $31.3 million in the third quarter last year, an increase of 31%. The increase in polished sales for the nine month period was primarily due to higher sales of stones produced in Russia, improved sales volume of Lazare Diamonds'r' and increased sales of Bellataire'TM' diamonds. The increase in polished sales for the three month period was primarily due to improved sales volume of Lazare Diamonds and Bellataire diamonds offset in part by a decline in sales of stones produced in Russia.

Rough diamond sales were $60.2 million for the nine months ended February 28, 2001 compared to $196.9 million in the same period last year. For the three months ended February 28, 2001, rough diamond sales were $14.0 million compared to $74.9 million in the third quarter of last year. The decrease for the three and nine month periods was attributable to the termination of the Company's rough buying operation in Angola during the fourth quarter of fiscal 2000.

Gross Profit

During the nine months ended February 28, 2001 gross margin on net polished sales was 15.4% compared to 20.4% in the same period last year. For the three months ended February 28, 2001, gross margin on net polished sales was 16.1 % compared to 20.7% in the third quarter of last year. The decrease in polished gross margin percentage is primarily attributable to lower gross margin on the sale of smaller stones produced in Russia, certain Bellataire Diamond sales and overall polished diamond sales made in Japan.

Rough gross margin during the nine months ended February 28, 2001 was 2.4% compared to 2.5% in the same period last year. For the three months ended February 28, 2001 rough gross margin was 2.2% compared to 3.2% in the prior year period. The gross margin percentage for the nine month period ended February 28, 2001 primarily reflects cost reductions achieved through the termination of operation in Angola offset by costs associated with the sale of certain residual inventories. For the three months ended February 28, 2001 rough gross margin also reflects a softening of market demand for categories of stones which the company normally sells in rough form.

As a result of the foregoing, overall gross margin (both polished and rough diamonds) during the nine month period ended February 28, 2001 was 11.7% compared to 8.2% for the same period last year. For the three months ended February 28, 2001, overall gross margin on net sales was 12.6% compared to 8.4% in the third quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended February 28, 2001 were $17.8 million, compared to $12.8 million for the same period last year. For the three months ended February 28, 2001, selling, general and administrative expenses were $5.5 million compared to $4.1 million in the third quarter last year. Excluding a $1.6 million benefit from certain life insurance proceeds realized in the third quarter of last year, selling general and administrative expenses for the nine month period increased $3.4 million. The increase was primarily attributable to increased advertising expenditures, higher compensation and benefits costs (including selling commissions) and a decrease in foreign exchange gains versus the same period last year. Excluding the prior year life insurance benefit, selling general and administrative expenses for the quarter decreased by $0.2 million compared to the third quarter last year.

Legal Settlement and Related Costs

In October 1999 the Company settled certain litigation which was commenced against it and other related parties. The total cost of the settlement to the Company was $5.0 million including related legal and other expenses.

Interest Expense

Net interest expense for the nine month period ended February 28, 2001 was $3.6 million compared to $2.6 million last year. The increase for the nine month period primarily reflects increased levels of outstanding borrowings compared to the same period last year. For the three month periods ended February 28, 2001 and February 29, 2000 net interest expense was $1.0 million.

Cumulative Effect of Change in Method of Accounting for Start-up Costs

On June 1, 1999 the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs capitalized prior to adoption be written off as a cumulative effect of a change in accounting principle and any future start-up costs be expensed as incurred. As a result, the Company recorded a non-cash charge of $1.5 million (net of tax benefit of $0.7 million), or $0.18 per share.

Liquidity and Capital Resources

The Company's working capital at February 28, 2001 was $102.5 million, which was $4.5 million more than its working capital at May 31, 2000. This increase primarily reflects the repayment of loans with cash generated by operations.

The Company maintains a $40 million long-term unsecured, revolving loan and a $10 million uncommitted credit facility which it utilizes for general working capital purposes. It also maintains a $30 million unsecured line of credit, which is primarily used to finance rough inventory transactions. In addition, the Company has a 1.1 billion Japanese Yen denominated facility, which is used in support of its operations in Japan.

Stockholders' equity was $80.4 million at February 28, 2001 as compared to $82.8 million at May 31, 2000. This decrease primarily reflects the repurchase of $4.1 million of treasury stock offset by earnings during the period. No dividends were paid to stockholders during the nine months ended February 28, 2001.

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


                                                LAZARE KAPLAN INTERNATIONAL INC.


                                                By /s/   William H. Moryto
                                                   -----------------------
                                                   William H. Moryto
                                                   Vice President and
                                                   Chief Financial Officer

Dated: April 13, 2001

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The registered trademark symbol shall be expressed as.......................'r'