Form 10-K
period 2001-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2001-08-28
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 2, 2001, 7,367,691 of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $35,364,917.

                       DOCUMENTS INCORPORATED BY REFERENCE

         2001 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.
         2001 Annual Report to Stockholders for the fiscal year ended May 31, 2001 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                      Part 1

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

         The Company currently operates four manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the world producing ideal cut diamonds. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company operates three manufacturing facilities in Russia. These facilities are conducted pursuant to agreements with AK ALROSA of Russia. Two of the facilities are located in Moscow and the third in Barnaul. All three facilities are currently operational.

Diamond Supply

         The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The Diamond Trading Company ("DTC"), which is affiliated with De Beers, is the primary world-wide marketing mechanism of the rough diamond industry. The DTC historically has sought to maintain an orderly and stable market for diamonds by regulating the quantity and selection of rough diamonds that reach the market. This was achieved either by directly owning diamond mines, entering into multi-year purchase agreements with host governments, or by purchasing rough diamonds in the secondary market. Sales for the DTC are made in London to a select group of clients ("sightholders") which, according to published reports, number approximately 125, including the Company. Based upon published reports, the Company believes that approximately 60% of the world's current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

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

         In August 2001 the European Commission issued a statement of objections which identify a number of restrictions and trading conditions in the Supplier of Choice agreement which appear to violate European competition law, and which can therefore not benefit from exemption under Article 81(3). A Statement of Objections is a preliminary step in antitrust proceedings which does not prejudge the Commission's final decision. At this point, no conclusion can be reached by the Company as to the ultimate outcome of the Commission's ruling.

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

         In March 1999, the Company announced that a newly formed, wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") had entered into an exclusive ten-year agreement with a wholly-owned subsidiary of General Electric Company ("GE") under which POL will market natural diamonds that have undergone a new GE process. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process is designed to improve the color of qualifying diamonds without reducing their all-natural content. The process, which was developed by GE, will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new GE process. Each diamond sold by POL will be laser inscribed with a unique brand name and identification number. In December 1999, POL completed the test marketing of these diamonds in the United States. After careful study, a brand name, Bellataire'TM', was selected for the consumer launch. The Bellataire diamond is being offered for sale to U.S. retailers as of June 2000.

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

Cutting and Polishing

         The Company's first factory in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK ALROSA of Russia for the cutting, polishing and marketing of large rough gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.6 billion, accounting for approximately 20% of the world's supply of diamonds. Under the terms of the ALROSA I Agreement, the Company has equipped a diamond cutting factory which was completed in February 1997 within the ALROSA facility in Moscow. This facility is staffed by Russian technicians and managed and supervised by Company personnel. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds selected by the Company as being suitable for processing in this facility. The Company received its first shipment of polished stones produced at this facility during November 1997. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish two additional diamond cutting facilities (both of which are now fully operational). These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. ALROSA has agreed to supply up to $100 million per year (at rough diamond cost) for ten years of rough gem diamonds selected by the Company as being suitable for processing in these facilities. The Company received its first test shipment of polished stones produced at these facilities during the fourth quarter of fiscal 1999. These facilities have the capacity to cut and polish in excess of $150 million (at rough diamond cost) per year of rough gem diamonds. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of $62 million of financing which ALROSA received from a United States commercial bank guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment was used by ALROSA to increase production in its diamond mines. Eximbank has stated that this agreement was the first transaction approved under Eximbank's General Project Incentive Agreement with the Ministry of Finance and the Central Bank of the Russian Federation signed in December 1993. The ALROSA II Agreement will enable ALROSA to receive additional loan guarantees from Eximbank for an additional several hundred million dollars. The first tranche of Eximbank financing secured by the ALROSA II agreement was closed in May 2001. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment and expand mining production.

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

Pricing

         Rough Diamond Prices

         Through its control of approximately 60% of the value of the current world rough diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could materially adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

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

Marketing, Sales and Distribution

         Marketing Strategy

         The Company's sales strategy is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East, the Middle East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including both those with international reputations and those recognized only in their local communities as being the highest quality retail jewelers. This strategy helps ensure that the Company's product is presented in an environment consistent with its superior quality and image.

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

         A key element of the Company's strategy is the promotion of the Lazare Diamond brand name directly to consumers. The Company is able to market its diamonds under a brand name to retailers because (a) the ideal cut differentiates the Company's diamonds from commercial diamonds in the marketplace and (b) each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's patented laser inscription process, thus authenticating the diamonds. The Company holds domestic and various international patents for this process. In addition, in August 1999, a U.S. patent was issued to the Company for a new and improved laser inscription process. The Company also has international patents-pending for this process.

         The Company's decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product.

         Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company has begun a new program to build both free standing and in-counter boutiques in the stores of a select group of its retail clients. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company has no current plans to sell its diamonds directly to consumers and intends to continue concentrating its marketing efforts towards the quality retail jeweler.

         The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

         The Company has developed its own E-commerce site. This site directly links the Company to its retailers, which serves to significantly strengthen the ties with its retail client base.

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

         The Company's U.S. sales force is supported by a New York based in-house sales and service department. Sales to certain of the Company's largest accounts are handled by headquarters personnel. Most of the Company's major accounts are customers of long standing.

         The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Korea and Malaysia and recently throughout Latin America, Italy and the Middle East.

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

         The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                              Years ended May 31,
                                                       -------------------------------
                                                        2001        2000         1999
                                                        ----        ----         ----
Percentage of Net Sales to Customers

   United States                                         28%          23%         31%
   Far East                                               9%           8%          8%
   Europe, Israel & other                                63%          69%         61%
                                                        ----        -----        ----
                                                        100%         100%        100%
                                                        ====         ====        ====

         The world's rough diamond trading markets are primarily located in Belgium, India, and Israel; therefore, the majority of the Company's rough diamond sales have been transacted with foreign customers. In 1999, due to an increase in demand in the United States combined with weaker markets in the Far East, the Company sold a greater percentage of its polished diamonds domestically than it had in prior years. In addition, the Company's sales to customers in Europe, Israel & other, which consisted primarily of rough diamonds, were lower as a percentage of total sales in 1999 as compared to 2000 and in 2000 as compared to 2001.

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

Employees

         At July 31, 2001, the Company had 205 full-time employees including 7 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None

Executive Officers of the Company

         The following table sets forth information regarding executive officers of the Company.

NAME                                        POSITION                           AGE
----                                        --------                           ---
Maurice Tempelsman                  Chairman of the Board                       72

Leon Tempelsman                     Vice Chairman of the                        45
                                    Board and President

Robert Speisman                     Senior Vice President - Sales               47

William H. Moryto                   Vice President and
                                    Chief Financial Officer                     43

         All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2000. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         At May 31, 2001, the Company had borrowings totaling approximately $51.1 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate.

Item 8. Financial Statements and Supplementary Data

         (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

                (i) Report of Ernst & Young LLP

               (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 2001.

              (iii) Consolidated Balance Sheets as at May 31, 2001 and May 31,
                    2000.

               (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 2001.

                (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2001.

               (vi) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    Part III

         Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2001.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   1.   The response to this portion of Item 14 is set forth in Item
                    8 of Part II hereof.

               2.   Financial Statement Schedule

                    Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2001.

                    All other schedules are omitted because they are not
                           applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES
                                -----------------

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------------------

         COLUMN A                           COLUMN B                COLUMN C                 COLUMN D       COLUMN E
         --------                           --------                --------                 --------       --------
                                                                    Additions
                                                           -----------------------------
                                            Balance at     Charged to       Charged to                      Balance at
                                            beginning      costs and      other accounts     Deductions        end
      Description                           of period       expenses         describe         describe      of period
      -----------                           ----------     ----------     --------------     ----------     ----------
YEAR ENDED MAY 31, 2001:

Allowance for doubtful accounts             $1,065,118       $382,000         $ -              $344,118(A)  $1,103,000
                                            ----------       --------         ----             --------     ----------

YEAR ENDED MAY 31, 2000:

Allowance for doubtful accounts             $  202,056       $874,000         $ -              $ 10,938(A)  $1,065,118
                                            ----------       --------         ----             --------     ----------

YEAR ENDED MAY 31, 1999:

Allowance for doubtful accounts             $  143,120       $ 60,000         $ -              $  1,064(A)  $  202,056
                                            ----------       --------         ----             --------     ----------


(A)    Amounts written off.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)
--------------------------------------------------------------------------------

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of the fiscal year ending May 31, 2001.

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

         (e)      Loan Agreement, dated May 14, 1996 among the Company, Fleet
                  Bank, N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  May 31, 1996 filed with the Commission on August 28, 1996.

         (f)      Amendment No. 1, dated as of November 29, 1996, to Loan
                  Agreement, dated May 14, 1996, among the Company, Fleet Bank,
                  N.A. and Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(1) to Amendment No. 2 to the Company's Registration Statement on Form S-2 filed with the
                  Commission on December 11, 1996.

         (g) Amendment No. 2, dated as of May 30, 1997, to Loan Agreement, dated May 14, 1996, among the Company, Fleet Bank, N.A. and
                  Bank Leumi Trust Company of New York - incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (h)      Third Amendment and Agreement to Loan Agreement, dated
                  December 8, 1999, of the Loan Agreement, dated May 14, 1996, among Lazare Kaplan International Inc., Fleet Bank, N.A. and
                  Bank Leumi USA.

         (i)      Fourth Amendment and Agreement to Loan Agreement, dated June
                  2, 2000, to the Loan Agreement, dated May 14, 1996, among
                  Lazare Kaplan International Inc., Fleet Bank, N.A. and Bank
                  Leumi USA.

         (j)      Fifth Amendment and Agreement to Loan Agreement, dated August
                  31, 2000, to the Loan Agreement, dated May 14, 1996, among
                  Lazare Kaplan International Inc., Fleet Bank, N.A. and Bank
                  Leumi USA.

         (k)      Sixth Amendment and Agreement to Loan Agreement, dated
                  November 2, 2000, to the Loan Agreement, dated May 14, 1996, among Lazare Kaplan International Inc., Fleet Bank, N.A. and
                  Bank Leumi USA.

         (l)      Agreement, dated as of December 14, 2000, between Antwerpse
                  Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to
                  $30,000,000 (U.S.) facility.

         (m)      Agreement, dated as of December 14, 2000, between Antwerpse
                  Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to
                  $10,000,000 (U.S.) facility.

         (n)      Guaranty, dated as of September 2, 1999, from Lazare Kaplan
                  International Inc. in favor of Antwerpse Diamantbank NV.
                  Incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  May 31, 2000 filed with the Commission on August 28, 2000.

         (o)      Letter Agreement, dated as of June 5, 2000, between Fleet
                  Bank, N.A. and Lazare Kaplan International Inc. regarding
                  Interest Rate Swap. Incorporated herein by reference to
                  Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 filed with the Commission on August 28, 2000.

         (p) Credit Facility Agreement, dated as of November 29, 2000, between ABN Amro Bank N.V., Tokyo branch, Lazare Kaplan Japan
                  Inc., and Lazare Kaplan International Inc.

         (q) Cooperation Agreement, dated July 15, 1996 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to the Company's Current Report on Form 8-K/A filed with the Commission on November 18, 1996 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (r)      Cooperation Agreement, dated March 23, 1999 between the
                  Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (s)      Processing Agreement, dated as of February 20, 1999, between
                  Pegasus Overseas Ltd. and a wholly-owned subsidiary of General
                  Electric Company - incorporated herein by reference to Exhibit
                  10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (t)      Rights Agreement, dated as of July 31, 1997, between the
                  Company and ChaseMellon Shareholder Services, LLC - incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-A filed with the Commission on August 26,
                  1997.

         (u)      Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan
                  International Inc. incorporated herein by reference to Exhibit
                  10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

         (v)      Robert Speisman Retirement Benefit Plan of Lazare Kaplan
                  International Inc. incorporated herein by reference to Exhibit
                  10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

(13) 2001 Annual Report to Security Holders - incorporated herein by reference to the Company's 2001 Annual Report to Stockholders to be filed with the Commission.

(21)     Subsidiaries

(23)     Consent of Ernst & Young LLP


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LAZARE KAPLAN INTERNATIONAL INC.



                                               By /s/ William H. Moryto
                                                 ----------------------
                                               William H. Moryto, Vice President
                                               and Chief Financial Officer
Dated:  August 28, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                          Title                              Date
---------                                          -----                              ----
/s/ Maurice Tempelsman                      Chairman of the                     August 28, 2001
----------------------------                Board of Directors
(Maurice Tempelsman)

/s/ Leon Tempelsman                         Vice Chairman of the                August 28, 2001
----------------------------                Board of Directors and
(Leon Tempelsman)                           President (principal
                                            executive officer)

/s/ Lucien Burstein                         Director                            August 28, 2001
----------------------------
(Lucien Burstein)

/s/ Myer Feldman                            Director                            August 28, 2001
----------------------------
(Myer Feldman)

/s/ Robert A. Del Genio                     Director                            August 28, 2001
----------------------------
(Robert A. Del Genio)

/s/ Robert Speisman                         Director                            August 28, 2001
----------------------------
(Robert Speisman)

/s/ William H. Moryto                       Vice President and                  August 28, 2001
----------------------------                Chief Financial Officer
(William H. Moryto)                         (principal financial
                                            and accounting officer)

                                 EXHIBIT INDEX


       10(h)      Third Amendment and Agreement to Loan Agreement, dated
                  December 8, 1999, of the Loan Agreement, dated May 14, 1996, among Lazare Kaplan International Inc., Fleet Bank, N.A. and
                  Bank Leumi USA.

       10(i)      Fourth Amendment and Agreement to Loan Agreement, dated June
                  2, 2000, to the Loan Agreement, dated May 14, 1996, among
                  Lazare Kaplan International Inc., Fleet Bank, N.A. and Bank
                  Leumi USA.

       10(j)      Fifth Amendment and Agreement to Loan Agreement, dated August
                  31, 2000, to the Loan Agreement, dated May 14, 1996, among
                  Lazare Kaplan International Inc., Fleet Bank, N.A. and Bank
                  Leumi USA.

       10(k)      Sixth Amendment and Agreement to Loan Agreement, dated
                  November 2, 2000, to the Loan Agreement, dated May 14, 1996, among Lazare Kaplan International Inc., Fleet Bank, N.A. and
                  Bank Leumi USA.

       10(l)      Agreement, dated as of December 14, 2000, between Antwerpse
                  Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to
                  $30,000,000 (U.S.) facility.

       10(m)      Agreement, dated as of December 14, 2000, between Antwerpse
                  Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to
                  $10,000,000 (U.S.) facility.

       10(p) Credit Facility Agreement, dated as of November 29, 2000, between ABN Amro Bank N.V., Tokyo branch, Lazare Kaplan Japan
                  Inc., and Lazare Kaplan International Inc.

(13) 2001 Annual Report to Security Holders - incorporated herein by reference to the Company's 2001 Annual Report to Stockholders to be filed with the Commission.

(21)     Subsidiaries

(23)     Consent of Ernst & Young LLP


                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as............................... 'TM'
The registered trademark symbol shall be expressed as.................... 'r'
The Japanese Yen sign shall be expressed as.............................. 'Y'