Form 10-Q
period 2001-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2001-10-11
CIK 202375

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED AUGUST 31, 2001.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM _____ TO

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

                       Yes    X         No
                           _______        _______

         As of September 30, 2001, 7,367,691 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1 Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)


                                                                              Three Months Ended
                                                                                   August 31,
                                                                                  (Unaudited)
                                                                            2001                2000
                                                                        --------------     ---------------

Net sales                                                                  $   51,056          $   77,575
Cost of Sales                                                                  47,456              68,871
                                                                           ----------          ----------
Gross profit                                                                    3,600               8,704


Selling, general and administrative expenses                                    5,483               5,645
Interest expense (net)                                                            775               1,361
                                                                           ----------          ----------
                                                                                6,258               7,006
                                                                           ----------          ----------

Income / (loss) before taxes                                                   (2,658)              1,698
                                                                           ----------          ----------

Income tax (benefit) / expense                                                   (995)                665
                                                                           ----------          ----------

Net Income / (Loss)                                                        $   (1,663)         $    1,033
                                                                           ==========          ==========



Earnings / (Loss) per share:

Basic earnings / (loss) per share                                          $    (0.23)         $     0.13
                                                                           ==========          ==========

Average number of shares outstanding during the period                      7,367,691           7,949,268
                                                                           ==========          ==========


Diluted earnings / (loss) per share                                        $    (0.23)         $     0.13
                                                                           ==========          ==========
Average number of shares outstanding during the period
    assuming dilution                                                       7,367,691           8,002,933
                                                                           ==========          ==========



See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(in thousands, except share data)

                                                                         August 31,              May 31,
                                                                            2001                  2001
                                                                         (Unaudited)
                                                                        -------------          ------------
ASSETS:
      Cash and cash equivalents                                            $  1,548             $  1,128
      Accounts receivable-net                                                59,067               60,436
      Inventories - rough diamonds                                           16,411               16,541
                  - polished diamonds                                        77,784               67,103
      Prepaid expenses and other current assets                               7,045                8,016
      Deferred taxes                                                          4,819                4,512
                                                                           --------             --------
Total Current Assets                                                        166,674              157,736
                                                                           --------             --------

      Non-current assets - net                                               11,716               12,027
      Deferred taxes                                                          6,752                6,155
                                                                           --------             --------
Total Assets                                                               $185,142             $175,918
                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities                       $ 41,271             $ 44,287
      Notes payable - other and current portion
        of long-term debt                                                    25,953               12,071
                                                                           --------             --------
Total Current Liabilities                                                    67,224               56,358
                                                                           --------             --------

      Long-term debt                                                         39,718               39,626
                                                                           --------             --------
Total Liabilities                                                           106,942               95,984
                                                                           --------             --------

Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 5,000,000 shares;
         no shares outstanding                                                 --                   --
      Common stock, par value $1 per share
         Authorized 20,000,000 shares;
         issued 8,549,441 shares                                              8,549                8,549
      Additional paid-in capital                                             58,213               58,213
      Cumulative translation adjustment                                        (189)                (118)
      Retained earnings                                                      19,612               21,275
                                                                           --------             --------
                                                                             86,185               87,919
      Less treasury stock, 1,181,750
         shares at cost                                                      (7,985)              (7,985)
                                                                           --------             --------
Total Stockholders' equity                                                   78,200               79,934
                                                                           --------             --------
Total Liabilities and Stockholders' Equity                                 $185,142             $175,918
                                                                           ========             ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                 Three Months Ended
                                                                                     August 31,
                                                                                2001           2000
                                                                           ------------------------------
                                                                                       (Unaudited)

Cash Flows From Operating Activities:
         Net income / (loss)                                                     $ (1,663)      $  1,033
         Adjustments to reconcile net income / (loss) to
         net cash provided by/(used in) operating activities:
            Depreciation and amortization                                             390            422
            Provision for uncollectible accounts                                      (87)            20
            Deferred income taxes                                                    (904)           577

         Changes in operating assets and liabilities:
            Accounts and notes receivable                                           1,456          7,138
            Inventories                                                           (10,551)        (1,495)
            Prepaid expenses and other current assets                                 883           (679)
            Non-current assets                                                         61          5,493
            Accounts payable and other current liabilities                         (3,016)        (1,794)
                                                                                 --------       --------
         Net cash provided by/(used in) operating activities                      (13,431)        10,715
                                                                                 --------       --------

Cash Flows From Investing Activities:
         Capital expenditures                                                         (52)          (412)
                                                                                 --------       --------
         Net cash used in investing activities                                        (52)          (412)
                                                                                 --------       --------

Cash Flows From Financing Activities:
         Increase/(decrease) in short-term borrowings                              13,882        (10,785)
         Increase/(decrease) in long-term borrowings                                   92           (746)
         Purchase of treasury stock                                                  --           (1,597)
                                                                                 --------       --------
         Net cash (used in)/provided by financing activities                       13,974        (13,128)
                                                                                 --------       --------
         Effect of foreign currency translation adjustment                            (71)           (22)
                                                                                 --------       --------

         Net increase/(decrease) in cash                                              420         (2,847)
         Cash at beginning of year                                                  1,128          7,254
                                                                                 --------       --------
         Cash at end of period                                                   $  1,548       $  4,407
                                                                                 ========       ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2001 and 2000 and its financial position as of August 31, 2001.

The balance sheet at May 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.       Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2001 is approximately $11,823,000 less a valuation allowance of approximately $252,000 resulting in a net deferred tax asset of $11,571,000.

At August 31, 2001 the Company has available U.S. net operating losses of $14.6 million, which expire as follows (in thousands):

                      Year                      Amount
                      ----                      ------
                       2013                     $ 2,054
                       2019                      12,268
                       2020                         298
                                                -------
                                                $14,620
                                                =======

3.       Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4.       Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2001 and 2000, total comprehensive income/(loss) was $(1,734,000) and $1,011,000, respectively.

5.       Lines of Credit

In October 2001, the Company amended certain terms of its $40 million long-term unsecured, revolving loan agreement. The amendment extends the term of the loan through September 1, 2003.

The loan agreement contains provisions that require, among other things, (a) maintenance of defined levels of working capital, annual cash flow and earnings,
(b) limitations on borrowing levels, capital expenditures, and rental obligations, and (c) limitations on restricted payments, including dividends. Interest on borrowings is a function of either the bank's prime rate, its cost of funds or the London Interbank Offered Rate (LIBOR) and varies depending on the term and method of borrowing selected by the Company. The weighted average interest rate on outstanding borrowings under the loan agreement at August 31, 2001 was 5.6%. The proceeds of this facility are available for the Company's working capital needs.

6.            Geographic Segment Information


Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2001 and 2000 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                            North                                Far         Elimi-       Consoli-
                                           America      Europe      Africa       East        nations       dated
                                         -------------------------------------------------------------------------
Three months ended August 31, 2001
   Net sales to unaffiliated customers    $ 28,381      $19,631     $  --         $3,044      $  --       $ 51,056
   Transfers between geographic areas        8,837                     --                      (8,837)        --
                                          --------      -------     -------       ------      -------     --------
Total revenue                             $ 37,218      $19,631     $  --         $3,044      $(8,837)    $ 51,056
                                          ========      =======     =======       ======      =======     ========


Gross Profit                              $  2,646      $   410     $  --         $  544      $  --       $  3,600
                                          ========      =======     =======       ======      =======     ========


Income/(loss) before income taxes         $ (2,271)     $   122     $  (283)      $ (226)     $  --       $ (2,658)
                                          ========      =======     =======       ======      =======     ========


Identifiable assets at August 31, 2001    $152,567      $ 9,076     $13,954       $9,686      $  (141)    $185,142
                                          ========      =======     =======       ======      =======     ========


--------------------------------------------------------------------------------



                                            North                            Far         Elimi-       Consoli-
                                           America      Europe      Africa   East        nations       dated
                                         -------------------------------------------------------------------------

Three months ended August 31, 2000
   Net sales to unaffiliated customers   $ 39,809   $ 34,298    $     15    $  3,453    $   --      $ 77,575
   Transfers between geographic areas      11,553     10,022        --          --       (21,575)       --
                                         --------   --------    --------    --------    --------    --------

Total revenue                            $ 51,362   $ 44,320    $     15    $  3,453    $(21,575)   $ 77,575
                                         ========   ========    ========    ========    ========    ========


Gross Profit                             $  7,845   $    416    $    (83)   $    526    $   --      $  8,704
                                         ========   ========    ========    ========    ========    ========


Income/(loss) before income taxes        $  3,128   $   (312)   $   (370)   $   (748)   $   --      $  1,698
                                         ========   ========    ========    ========    ========    ========


Identifiable assets at August 31, 2000   $152,986   $ 12,880    $  9,585    $ 13,545    $   (208)   $188,788
                                         ========   ========    ========    ========    ========    ========


6.            Geographic Segment Information (continued)


Revenue and gross profit for the three months ended August 31, 2001 and 2000 classified by product were as follows (in thousands):


                                               Polished      Rough
                                               diamonds     diamonds       Total
                                               --------     --------      -------

Three months ended August 31, 2001
   Net Sales                                   $37,223      $13,833      $51,056
                                               -------      -------      -------

   Gross Profit                                $ 3,448      $   152      $ 3,600
                                               -------      -------      -------


Three months ended August 31, 2000
   Net Sales                                   $47,074      $30,501      $77,575
                                               -------      -------      -------

   Gross Profit                                $ 7,693      $ 1,011      $ 8,704
                                               -------      -------      -------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.


Results of Operations

Net Sales

Net sales during the three months ended August 31, 2001 were $51.1 million compared to $77.6 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds was $37.2 million for the three months ended August 31, 2001 compared to $47.1 million in the comparable period last year, a decrease of 21%. The decrease in polished sales was primarily due to lower sales of commercial stones produced in Russia and Lazare Diamonds'r'.

Rough diamond sales were $13.8 million for the three months ended August 31, 2001 compared to $30.5 million in the comparable period last year. The decrease from the prior year is attributable to reduced rough buying.


Gross Profit

During the three months ended August 31, 2001 gross margin on net polished sales was $3.5 million, or 9.3%, compared to $7.7 million, or 16.3%, in the comparable period last year. The decrease in gross margin dollars is largely attributable to lower sales of Russian stones and Lazare Diamonds'r'. The decrease in polished gross margin percentage is primarily attributable to lower sales of larger Lazare Diamonds'r'. Rough gross margin during the three months ended August 31, 2001 was 1.1% compared to 3.3% in the same period last year. The decrease in rough gross margin percentage primarily reflects a softening of market demand for categories of stones that the Company normally sells in rough form. As a result of the foregoing, overall gross margin percentage declined to 7.1% in the current period compared to 11.2% for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended August 31, 2001 were $5.5 million, compared to $5.6 million for this period last year. The decrease was primarily attributable to lower compensation and benefits costs versus the same period last year.

Interest Expense

Net interest expense for the three month period ended August 31, 2001 was $775,000 compared to $1,361,000 for the prior year. The decrease was due to reduced levels of borrowing and interest rates during the current period compared to the same period last year.

Income Tax

The Company's effective tax rate for the three months ended August 31, 2001 was 37.4% compared to 39.2% in the same period last year. This decrease is primarily attributable to favorable tax rates applicable to certain foreign operations.

Liquidity and Capital Resources

The Company's working capital at August 31, 2001 was $99.5 million, which was $1.9 million less than its working capital at May 31, 2001.

The Company maintains a $40 million long-term unsecured, revolving credit facility which it utilizes for general working capital purposes. It also maintains $40 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a Yen denominated facility (approximately $ 9.1 million at August 31, 2001) which is used in support of its operations in Japan.

Stockholders' equity was $78.2 million at August 31, 2001 as compared to $79.9 million at May 31, 2001. No dividends were paid to stockholders during the three months ended August 31, 2001.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK


At August 31, 2001, the Company had borrowings totaling approximately $65.1 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate.



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


                                                LAZARE KAPLAN INTERNATIONAL INC.




                                                By /s/   William H. Moryto
                                                  ------------------------
                                                  William H. Moryto
                                                  Vice President and
                                                  Chief Financial Officer


Dated: October 11, 2001

                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'