Form 10-Q
period 2001-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2002-01-14
CIK 202375

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED NOVEMBER 30, 2001.

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

                          Yes    X         No
                              ------

         As of January 4, 2002, 7,367,691 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1 Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)




                                                             Three Months Ended            Six Months Ended
                                                                November 30,                  November 30,
                                                                (Unaudited)                   (Unaudited)
                                                             2001           2000          2001           2000
                                                          ----------     ----------    ----------     ----------
Net sales                                                 $   46,454     $   78,317    $   97,510     $  155,892
Cost of sales                                                 41,446         69,301        88,902        138,172
                                                          ----------     ----------    ----------     ----------
Gross profit                                                   5,008          9,016         8,608         17,720


Selling, general and administrative expenses                   4,517          6,706        10,000         12,351
Interest expense (net)                                           762          1,214         1,537          2,575
                                                          ----------     ----------    ----------     ----------
                                                               5,279          7,920        11,537         14,926
                                                          ----------     ----------    ----------     ----------

Income / (loss) before taxes                                    (271)         1,096        (2,929)         2,794
                                                          ----------     ----------    ----------     ----------

Income tax (benefit) / expense                                   (16)           371        (1,011)         1,036
                                                          ----------     ----------    ----------     ----------

Net Income / (Loss)                                       $     (255)    $      725    $   (1,918)    $    1,758
                                                          ==========     ==========    ==========     ==========


Earnings / (Loss) per share:

Basic earnings / (loss) per share                         $    (0.03)    $     0.09    $    (0.26)    $     0.22
                                                          ==========     ==========    ==========     ==========

Average number of shares outstanding during the period     7,367,691      7,796,356     7,367,691      7,880,579
                                                          ==========     ==========    ==========     ==========


Diluted earnings / (loss) per share                       $    (0.03)    $     0.09    $    (0.26)    $     0.22
                                                          ==========     ==========    ==========     ==========
Average number of shares outstanding during the period
    assuming dilution                                      7,367,691      7,799,030     7,367,691      7,899,126
                                                          ==========     ==========    ==========     ==========


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(in thousands, except share data)

                                                                          November 30,          May 31,
                                                                             2001                2001
                                                                          (Unaudited)
                                                                         ------------          --------
ASSETS:
      Cash and cash equivalents                                            $  1,074            $  1,128
      Accounts receivable-net                                                62,013              60,436
      Inventories - rough diamonds                                           19,808              16,541
                  - polished diamonds                                        68,253              67,103
      Prepaid expenses and other current assets                               5,315               8,016
      Deferred taxes                                                          4,825               4,512
                                                                           --------            --------
Total Current Assets                                                        161,288             157,736
                                                                           --------            --------

      Non-current assets - net                                               10,914              12,027
      Deferred taxes                                                          6,766               6,155
                                                                           --------            --------
Total Assets                                                               $178,968            $175,918
                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities                       $ 43,468            $ 44,287
      Notes payable - other and current portion
        of long-term debt                                                    18,173              12,071
                                                                           --------            --------
Total Current Liabilities                                                    61,641              56,358
                                                                           --------            --------

      Long-term debt                                                         39,387              39,626
                                                                           --------            --------
Total Liabilities                                                           101,028              95,984
                                                                           --------            --------

Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 1,500,000 and 5,000,000 shares in November
         and May 2001, respectively; no shares outstanding                     --                  --
      Common stock, par value $1 per share
         Authorized 12,000,000 and 20,000,000 shares in November
         and May 2001, respectively; issued 8,549,441 shares                  8,549               8,549
      Additional paid-in capital                                             58,213              58,213
      Cumulative translation adjustment                                        (194)               (118)
      Retained earnings                                                      19,357              21,275
                                                                           --------            --------
                                                                             85,925              87,919
      Less treasury stock, 1,181,750
         shares at cost                                                      (7,985)             (7,985)
                                                                           --------            --------
Total Stockholders' Equity                                                   77,940              79,934
                                                                           --------            --------
Total Liabilities and Stockholders' Equity                                 $178,968            $175,918
                                                                           ========            ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                             Six Months Ended
                                                                                November 30,
                                                                            2001           2000
                                                                       ------------------------------
                                                                                (Unaudited)
Cash Flows From Operating Activities:
         Net income / (loss)                                            $(1,918)          $  1,758
         Adjustments to reconcile net income / (loss) to
         net cash provided by/(used in) operating activities:
            Depreciation and amortization                                   781                877
            Provision for uncollectible accounts                           (280)                20
            Deferred income taxes                                          (924)               941

         Changes in operating assets and liabilities:
            Accounts receivable                                          (1,297)             9,760
            Inventories                                                  (4,417)             8,242
            Prepaid expenses and other current assets                     2,515              2,736
            Non-current assets                                              628              5,495
            Accounts payable and other current liabilities                 (819)            (5,680)
                                                                        -------           --------
         Net cash provided by/(used in) operating activities             (5,731)            24,149
                                                                        -------           --------

Cash Flows From Investing Activities:
         Capital expenditures                                              (110)            (1,085)
                                                                        -------           --------
         Net cash used in investing activities                             (110)            (1,085)
                                                                        -------           --------

Cash Flows From Financing Activities:
         Increase/(decrease) in short-term borrowings                     6,102             (2,327)
         Increase/(decrease) in long-term borrowings                       (239)           (25,249)
         Purchase of treasury stock                                        --                1,005
                                                                        -------           --------
         Net cash (used in)/provided by financing activities              5,863            (26,571)
                                                                        -------           --------
         Effect of foreign currency translation adjustment                  (76)              (285)
                                                                        -------           --------

         Net decrease in cash                                               (54)            (3,792)
         Cash at beginning of year                                        1,128              7,254
                                                                        -------           --------
         Cash at end of period                                          $ 1,074           $  3,462
                                                                        =======           ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results and its financial position.

The balance sheet at May 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2001 is approximately $11,843,000 less a valuation allowance of approximately $252,000 resulting in a net deferred tax asset of $11,591,000.

At November 30, 2001 the Company has available U.S. net operating losses of $14.6 million, which expire as follows (in thousands):

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

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2001 and 2000, total comprehensive income/(loss) was $(260,000) and $462,000, respectively. For the six months ended November 30, 2001 and 2000, total comprehensive income/(loss) was $(1,994,000) and $1,473,000, respectively.


5. Lines of Credit

In October 2001, the Company amended certain terms of its $40 million long-term unsecured, revolving loan agreement. The amendment extends the term of the loan through September 1, 2003.

The loan agreement contains provisions that require, among other things, (a) maintenance of defined levels of working capital, annual cash flow and earnings,
(b) limitations on borrowing levels, capital expenditures, and rental obligations, and (c) limitations on restricted payments, including dividends. Interest on borrowings is a function of either the bank's prime rate, its cost of funds or the London Interbank Offered Rate (LIBOR) and varies depending on the term and method of borrowing selected by the Company. The weighted average interest rate on outstanding borrowings under the loan agreement at November 30, 2001 was 5.3%. The proceeds of this facility are available for the Company's working capital needs.

In November 2001, a subsidiary of the Company amended its 1.1 billion Japanese yen loan facility extending its term through November 2003. Borrowings under this facility bear interest at 1% above Japanese LIBOR and are available for general working capital purposes. Repayment of amounts borrowed is guaranteed by the Company.

6. Geographic Segment Information

Revenue, gross profit and income/(loss) before income taxes for the six months ended November 30, 2001 and 2000 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):


                                                      North                              Far       Elimi-     Consoli-
                                                     America      Europe     Africa      East      nations     dated
                                                     --------     -------    -------    ------    --------    --------
Six months ended November 30, 2001
   Net sales to unaffiliated customers               $ 55,733     $35,270    $   --     $6,507    $   --      $ 97,510
   Transfers between geographic areas                  22,194          74        --       --       (22,268)       --
                                                     --------     -------    -------    ------    --------    --------
Total revenue                                        $ 77,927     $35,344    $   --     $6,507    $(22,268)   $ 97,510
                                                     ========     =======    =======    ======    ========    ========

Gross Profit                                         $  6,620     $   711    $    (2)   $1,279    $    --     $  8,608
                                                     ========     =======    =======    ======    ========    ========

Income/(loss) before income taxes                    $ (2,469)    $   285    $  (423)   $ (322)   $    --     $ (2,929)
                                                     ========     =======    =======    ======    ========    ========

Identifiable assets at November 30, 2001             $144,772     $12,027    $13,103    $9,194    $   (128)   $178,968
                                                     ========     =======    =======    ======    ========    ========



                                                      North                             Far       Elimi-      Consoli-
                                                     America      Europe     Africa     East      nations      dated
                                                     --------     -------    -------   -------    --------    --------
Six months ended November 30, 2000
   Net sales to unaffiliated customers               $ 73,956     $70,236    $3,041    $ 8,659    $    --     $155,892
   Transfers between geographic areas                  24,236      17,225       --         461     (41,922)       --
                                                     --------     -------    ------    -------    --------    --------
Total revenue                                        $ 98,192     $87,461    $3,041    $ 9,120    $(41,922)   $155,892
                                                     ========     =======    ======    =======    ========    ========

Gross Profit                                         $ 14,626     $ 1,444    $  310    $ 1,340    $    --     $ 17,720
                                                     ========     =======    ======    =======    ========    ========

Income/(loss) before income taxes                    $  4,125     $     6    $ (232)   $(1,105)   $    --     $  2,794
                                                     ========     =======    ======    =======    ========    ========


Identifiable assets at November 30, 2000             $138,548     $12,049    $8,440    $13,080    $   (196)   $171,921
                                                     ========     =======    ======    =======    ========    ========

Revenue and gross profit for the Six months ended November 30, 2001 and 2000 classified by product were as follows (in thousands):



                                               Polished          Rough
                                               diamonds         diamonds            Total
                                               --------         --------          --------
Six months ended November 30, 2001
   Net Sales                                   $ 77,384          $20,126          $ 97,510
                                               --------          -------          --------

   Gross Profit                                $  8,491          $   117          $  8,608
                                               --------          -------          --------


Six months ended November 30, 2000
   Net Sales                                   $109,627          $46,265          $155,892
                                               --------          -------          --------

   Gross Profit                                $ 16,594          $ 1,126          $ 17,720
                                               --------          -------          --------

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

Results of Operations

Net Sales

Net sales during the six months ended November 30, 2001 were $97.5 million compared to $155.9 million during the same period last year. For the three month period ended November 30, 2001 net sales were $46.5 million compared to $78.3 million in the second quarter of last year.

Revenue from the sale of polished diamonds was $77.4 million for the six months ended November 30, 2001 compared to $109.6 million in the same period last year. For the three month period ended November 30, 2001, polished diamond sales were $40.2 million compared to $62.6 million in the second quarter last year. The decrease in polished sales for the three and six month periods was primarily due to a softening of consumer demand resulting from recessionary conditions existing in the United States and Japan.

Rough diamond sales were $20.1 million for the six months ended November 30, 2001 compared to $46.3 million in the same period last year. For the three months ended November 30, 2001, rough diamond sales were $6.3 million compared to $15.8 million in the second quarter of last year. The decrease for the three and six month periods is attributable to reduced rough buying in response to perceived softness in market demand.

Gross Profit

During the six months ended November 30, 2001 gross margin on net polished sales was 11.0% compared to 15.1% in the same period last year. For the three months ended November 30, 2001, gross margin on net polished sales was 12.6 % compared to 14.2 % in the second quarter of last year. The decrease in polished gross margin percentage is primarily attributable to lower gross margin on the sale of smaller stones, efforts by the Company to liquidate slower moving inventory and pricing pressure resulting from recessionary conditions existing in the United Sates and Japan.

Rough gross margin during the six month period ended November 30, 2001 was 0.6% compared to 2.4% in the same period last year. This decrease primarily reflects a softening of market demand for categories of stones that the Company normally sells in rough form.

As a result of the foregoing, overall gross margin (both polished and rough diamonds) during the six month period ended November 30, 2001 was 8.8% compared to 11.4% for the same period last year. For the three months ended November 30, 2001, overall gross margin on net sales was 10.8% compared to 11.5% in the second quarter last year. Included in the above mentioned decrease is a partial recovery associated with inventory resulting in approximately 1.0% and 0.5% increase in gross margin for the three and six month periods ended November 30, 2001, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended November 30, 2001 were $10.0 million, compared to $12.4 million for the same period last year. For the three months ended November 30, 2001, selling, general and administrative expenses were $4.5 million compared to $6.7 million in the second quarter last year. These decreases were primarily attributable to cost reduction programs instituted during the year.

Interest Expense

Net interest expense for the six month period ended November 30, 2001 was $1.5 million compared to $2.6 million last year. For the three month period ended November 30, 2001 net interest expense was $0.8 million compared to $1.2 million in the second quarter last year. The decrease was primarily attributable to reduced interest rates during the current period.

Income Tax

The Company's effective tax rate for the six months ended November 30, 2001 was 34.5% compared to 37.1% in the same period last year. The decrease is primarily attributable to favorable tax rates applicable to certain foreign operations.


Liquidity and Capital Resources

The Company's working capital at November 30, 2001 was $99.6 million, which was $1.7 million less than its working capital at May 31, 2001.

The Company maintains a $40 million long-term unsecured, revolving loan which it utilizes for general working capital purposes. It also maintains a $40 million unsecured line of credit which is primarily used to finance inventory transactions. In addition, the Company has a 1.1 billion Japanese Yen denominated facility (approximately $8.8 million at November 30, 2001) which is used in support of its operations in Japan.

Stockholders' equity was $77.9 million at November 30, 2001 as compared to $79.9 million at May 31, 2001. No dividends were paid to stockholders during the six months ended November 30, 2001.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

                  At November 30, 2001, the Company had borrowings totaling approximately $57.0 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate.

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


Dated: January 14, 2002