Form 10-Q
period 2002-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2002-04-12
CIK 202375

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

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

         As of March 26, 2002, 8,702,476 shares of the registrant's common stock were outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1 Financial Statements

Consolidated Statements of Operations
(in thousands except share and per share data)

                                                            Three Months Ended          Nine Months Ended
                                                               February 28,               February 28,
                                                               (Unaudited)                (Unaudited)
                                                             2002         2001          2002          2001
                                                         ----------   ----------   -----------    ----------
Net sales                                                $   48,291   $   55,064   $   145,801    $  210,956
Cost of sales                                                42,460       48,129       131,362       186,301
                                                         ----------   ----------   -----------    ----------
Gross profit                                                  5,831        6,935        14,439        24,655

Selling, general and administrative expenses                  4,927        5,481        14,927        17,832
Interest expense (net)                                          467          980         2,004         3,555
                                                         ----------   ----------   -----------    ----------
                                                              5,394        6,461        16,931        21,387
                                                         ----------   ----------   -----------    ----------
Income / (loss) before taxes                                    437          474        (2,492)        3,268
                                                         ----------   ----------   -----------    ----------
Income tax (benefit) / expense                                  151          224          (860)        1,260
                                                         ----------   ----------   -----------    ----------
Net Income / (Loss)                                      $      286   $      250   $    (1,632)   $    2,008
                                                         ==========   ==========   ===========    ==========

Earnings / (Loss) per share:
Basic earnings / (loss) per share                        $     0.04   $     0.03   $     (0.22)   $     0.26
                                                         ==========   ==========   ===========    ==========
Average number of shares outstanding during the period    7,701,596    7,497,616     7,501,253     7,744,163
                                                         ==========   ==========   ===========    ==========
Diluted earnings / (loss) per share                      $     0.04   $     0.03   $     (0.22)   $     0.26
                                                         ==========   ==========   ===========    ==========
Average number of shares outstanding during the period
  assuming dilution                                       7,766,998    7,511,080     7,501,253     7,765,973
                                                         ==========   ==========   ===========    ==========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(in thousands, except share data)

                                                                           February 28,      May 31,
                                                                               2002           2001
                                                                           (Unaudited)       (Note 1)
                                                                            ---------       ---------
ASSETS:
      Cash and cash equivalents                                             $   1,151       $   1,128
      Accounts receivable-net                                                  54,783          60,436
      Inventories - rough diamonds                                             21,024          16,541
                  - polished diamonds                                          56,938          67,103
      Prepaid expenses and other current assets                                 4,644           8,016
      Deferred taxes                                                            4,779           4,512
                                                                            ---------       ---------
Total Current Assets                                                          143,319         157,736
                                                                            ---------       ---------
      Non-current assets - net                                                 10,855          12,027
      Deferred taxes                                                            6,660           6,155
                                                                            ---------       ---------
Total Assets                                                                $ 160,834       $ 175,918
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities                        $  45,130       $  44,287
      Notes payable - other and current portion
        of long-term debt                                                        -             12,071
                                                                            ---------       ---------
Total Current Liabilities                                                      45,130          56,358
                                                                            ---------       ---------
      Long-term debt                                                           25,972          39,626
                                                                            ---------       ---------
Total Liabilities                                                              71,102          95,984
                                                                            ---------       ---------
Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 1,500,000 and 5,000,000 shares in February 2002
         and May 2001, respectively; no shares outstanding                       -               -
      Common stock, par value $1 per share
         Authorized 12,000,000 and 20,000,000 shares; issued 8,702,476
         and 8,549,441 in February 2002 and May 2001, respectively              8,702           8,549
      Additional paid-in capital                                               61,555          58,213
      Cumulative translation adjustment                                          (168)           (118)
      Retained earnings                                                        19,643          21,275
                                                                            ---------       ---------
                                                                               89,732          87,919
      Less treasury stock 1,181,750 shares at cost                               -             (7,985)
                                                                            ---------       ---------
Total Stockholders' Equity                                                     89,732          79,934
                                                                            ---------       ---------
Total Liabilities and Stockholders' Equity                                  $ 160,834       $ 175,918
                                                                            =========       =========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                   Nine Months Ended
                                                                      February 28,
                                                                  2002           2001
                                                                --------       --------
                                                                      (Unaudited)
Cash Flows From Operating Activities:
         Net income / (loss)                                    $ (1,632)      $  2,008
         Adjustments to reconcile net income / (loss) to
          net cash provided by operating activities:
            Depreciation and amortization                            991          1,122
            Provision for uncollectible accounts                    (166)           234
            Deferred income taxes                                   (772)           985
         Changes in operating assets and liabilities:
            Accounts receivable                                    5,819          9,123
            Inventories                                            5,682          9,996
            Prepaid expenses and other current assets              3,372          3,131
            Non-current assets                                       292          5,199
            Accounts payable and other current liabilities           843         (6,139)
                                                                --------       --------
         Net cash provided by operating activities                14,429         25,659
                                                                --------       --------
Cash Flows From Investing Activities:
         Capital expenditures                                       (111)        (1,155)
                                                                --------       --------
         Net cash used in investing activities                      (111)        (1,155)
                                                                --------       --------
Cash Flows From Financing Activities:
         Decrease in short-term borrowings                       (12,071)       (26,751)
         Increase/(decrease) in long-term borrowings             (13,654)         2,598
         Purchase of treasury stock                                  -           (4,096)
         Proceeds from issuance of common stock                    1,125
         Proceeds from sale of treasury stock, net                10,351
         Proceeds from exercise of stock options                       4             37
                                                                --------       --------
         Net cash used in financing activities                   (14,245)       (28,212)
                                                                --------       --------
         Effect of foreign currency translation adjustment           (50)          (339)
                                                                --------       --------
         Net increase / (decrease) in cash                            23         (4,047)
         Cash at beginning of year                                 1,128          7,254
                                                                --------       --------
         Cash at end of period                                  $  1,151       $  3,207
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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 28, 2002 is approximately $11,691,000 less a valuation allowance of approximately $252,000 resulting in a net deferred tax asset of $11,439,000.

At February 28, 2002 the Company has available U.S. net operating losses of $14.6 million, which expire as follows (in thousands):

                 Year                                 Amount
                 ----                                -------
                 2013                                $ 2,054
                 2019                                 12,268
                 2020                                    298
                                                     -------
                                                     $14,620
                                                     =======

3.       Sale of Common Stock

In February 2002 the Company sold 1,305,000 shares of its common stock, consisting of 1,180,000 of previously repurchased treasury shares and 125,000 authorized but unissued shares, in a private transaction. Proceeds from the sale, approximately $11.5 million (net of costs), were used to pay down bank debt and for other general corporate purposes. During the nine months ended February 28, 2002 the Company made approximately $1.0 million of sales to entities affiliated with the investor.

4.       Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

5.       Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 28, 2002 and 2001, total comprehensive income was $312,000 and $196,000, respectively. For the nine months ended February 28, 2002 and 2001, total comprehensive income/(loss) was $(1,682,000) and $1,669,000, respectively.

6.       Lines of Credit

In October 2001, the Company amended certain terms of its $40 million long-term unsecured, revolving loan agreement. The amendment extends the term of the loan through September 1, 2003.

The loan agreement contains provisions that require, among other things, (a) maintenance of defined levels of working capital, annual cash flow and earnings,
(b) limitations on borrowing levels, capital expenditures, and rental obligations, and (c) limitations on restricted payments, including dividends. Interest on borrowings is a function of either the bank's prime rate, its cost of funds or the London Interbank Offered Rate (LIBOR) and varies depending on the term and method of borrowing selected by the Company. The weighted average interest rate on outstanding borrowings under the loan agreement at February 28, 2002 was 3.96%. The proceeds of this facility are available for the Company's working capital needs.

In November 2001, a subsidiary of the Company amended its 1.1 billion Japanese yen loan facility extending its term through November 2003. Borrowings under this facility bear interest at 1% above Japanese LIBOR and are available for general working capital purposes. Repayment of amounts borrowed is guaranteed by the Company.

7.       Geographic Segment Information

Revenue, gross profit and income/(loss) before income taxes for the three months ended February 28, 2002 and 2001 classified by geographic area, which was determined by where sales originated from as follows (in thousands):

                                             North                                 Far          Elimi-        Consoli-
                                            America      Europe       Africa       East         nations        dated
                                            -------------------------------------------------------------------------
Three months ended February 28, 2002
   Net sales to unaffiliated customers      $ 30,464     $ 15,082     $   (156)   $  2,901      $    -       $ 48,291
   Transfers between geographic areas          7,782           24           -          -          (7,806)         -
                                            -------------------------------------------------------------------------
Total revenue                               $ 38,246     $ 15,106     $   (156)   $  2,901      $ (7,806)    $ 48,291
                                            =========================================================================

Gross Profit                                $  5,161     $    301     $   (175)   $    544      $    -       $  5,831
                                            =========================================================================

Income/(loss) before income taxes           $    910     $     65     $   (336)   $   (202)     $    -       $    437
                                            =========================================================================
---------------------------------------------------------------------------------------------------------------------


                                             North                                 Far          Elimi-        Consoli-
                                            America      Europe       Africa       East         nations        dated
                                            -------------------------------------------------------------------------
Three months ended February 28, 2001
   Net sales to unaffiliated customers      $ 23,177     $ 19,062     $  9,052    $  3,773      $    -       $ 55,064
   Transfers between geographic areas          8,459        6,169          -           -         (14,628)        -
                                            -------------------------------------------------------------------------
Total revenue                               $ 31,636     $ 25,231     $  9,052    $  3,773      $(14,628)    $ 55,064
                                            =========================================================================

Gross Profit                                $  3,703     $    781     $  1,907    $    544      $    -       $  6,935
                                            =========================================================================

Income/(loss) before income taxes           $ (1,130)    $    432     $  1,596    $   (424)     $    -       $    474
                                            =========================================================================
---------------------------------------------------------------------------------------------------------------------

Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 28, 2002 and 2001 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                             North                                 Far          Elimi-        Consoli-
                                            America      Europe       Africa       East         nations        dated
                                            -------------------------------------------------------------------------
Nine months ended February 28, 2002
   Net sales to unaffiliated customers      $ 86,197     $ 50,352     $   (156)   $  9,408      $    -       $145,801
   Transfers between geographic areas         29,976           98           -          -         (30,074)        -
                                            -------------------------------------------------------------------------
Total revenue                               $116,173     $ 50,450     $   (156)   $  9,408      $(30,074)    $145,801
                                            =========================================================================

Gross Profit                                $ 11,781     $  1,012     $   (177)   $  1,823      $    -       $ 14,439
                                            =========================================================================

Income/(loss) before income taxes           $ (1,559)    $    350     $   (759)   $   (524)     $    -       $ (2,492)
                                            =========================================================================

Identifiable assets at February 28, 2002    $135,481     $  6,253     $ 10,931    $  8,286      $   (117)    $160,834
                                            =========================================================================
---------------------------------------------------------------------------------------------------------------------



                                             North                                 Far          Elimi-        Consoli-
                                            America      Europe       Africa       East         nations        dated
                                            -------------------------------------------------------------------------
Nine months ended February 28, 2001
   Net sales to unaffiliated customers      $ 97,133     $ 89,298     $ 12,093    $ 12,432      $    -       $210,956
   Transfers between geographic areas         32,695       23,394         -            461       (56,550)        -
                                            -------------------------------------------------------------------------
Total revenue                               $129,828     $112,692     $ 12,093    $ 12,893      $(56,550)    $210,956
                                            =========================================================================

Gross Profit                                $ 18,329     $  2,225     $  2,217    $  1,884      $    -       $ 24,655
                                            =========================================================================

Income/(loss) before income taxes           $  2,995     $    438     $  1,364    $ (1,529)     $    -       $  3,268
                                            =========================================================================

Identifiable assets at February 28, 2001    $133,957     $ 10,144     $ 14,440    $ 11,559      $   (144)    $169,956
                                            =========================================================================
---------------------------------------------------------------------------------------------------------------------

Revenue and gross profit for the three months ended February 28, 2002 and 2001 classified by product were as follows (in thousands):

                                         Polished       Rough
                                         diamonds      diamonds      Total
                                         --------      -------      --------
Three months ended February 28, 2002
   Net Sales                             $ 39,162      $ 9,129      $ 48,291
                                         ========      =======      ========
   Gross Profit                          $  5,562      $   269      $  5,831
                                         ========      =======      ========

Three months ended February 28, 2001
   Net Sales                             $ 41,085      $13,979      $ 55,064
                                         ========      =======      ========
   Gross Profit                          $  6,628      $   307      $  6,935
                                         ========      =======      ========



Revenue and gross profit for the nine months ended February 28, 2002 and 2001 classified by product were as follows (in thousands):

                                         Polished       Rough
                                         diamonds      diamonds      Total
                                         --------      -------      --------
Nine months ended February 28, 2002
   Net Sales                             $116,546      $29,255      $145,801
                                         ========      =======      ========
   Gross Profit                          $ 14,053      $   386      $ 14,439
                                         ========      =======      ========

Nine months ended February 28, 2001
   Net Sales                             $150,712      $60,244      $210,956
                                         ========      =======      ========
   Gross Profit                          $ 23,222      $ 1,433      $ 24,655
                                         ========      =======      ========

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

Results of Operations

Net Sales

Net sales during the nine months ended February 28, 2002 were $145.8 million compared to $211.0 million during the same period last year. For the three month period ended February 28, 2002 net sales were $48.3 million compared to $55.1 million in the third quarter of last year.

Revenue from the sale of polished diamonds was $116.5 million for the nine months ended February 28, 2002 compared to $150.7 million in the same period last year. For the three month period ended February 28, 2002, polished diamond sales were $39.2 million compared to $41.1 million in the third quarter last year. The decrease in polished sales for the three and nine month periods was primarily due to a softening of consumer demand resulting from recessionary conditions existing in the United States and Southeast Asia.

Rough diamond sales were $29.3 million for the nine months ended February 28, 2002 compared to $60.2 million in the same period last year. For the three months ended February 28, 2002, rough diamond sales were $9.1 million compared to $14.0 million in the third quarter of last year. The decrease for the three and nine month periods is attributable to reduced rough buying in response to perceived softness in market demand.

Gross Profit

During the nine months ended February 28, 2002 gross margin on net polished sales was 12.1% compared to 15.4% in the same period last year. For the three months ended February 28, 2002, gross margin on net polished sales was 14.2 % compared to 16.1 % in the third quarter of last year. The decrease in polished gross margin percentage is primarily attributable to pricing pressure resulting from recessionary conditions existing in the United Sates and Southeast Asia and efforts by the Company to liquidate slower moving inventory.

Rough gross margin during the nine month period ended February 28, 2002 was 1.3% compared to 2.4% in the same period last year. This decrease primarily reflects a softening of market demand for categories of stones that the Company normally sells in rough form.

As a result of the foregoing, overall gross margin (both polished and rough diamonds) during the nine month period ended February 28, 2002 was 9.9% compared to 11.7% for the same period last year. For the three months ended February 28, 2002, overall gross margin on net sales was 12.1% compared to 12.6% in the third quarter last year. Included in the above mentioned decrease is a partial recovery associated with inventory resulting in approximately 0.3% increase in gross margin for the nine month period ended February 28, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended February 28, 2002 were $14.9 million, compared to $17.8 million for the same period last year. For the three months ended February 28, 2002, selling, general and administrative expenses were $4.9 million compared to $5.5 million in the third quarter last year. These decreases were primarily attributable to cost reduction programs instituted during the year.

Interest Expense

Net interest expense for the nine month period ended February 28, 2002 was $2.0 million compared to $3.6 million last year. For the three month period ended February 28, 2002 net interest expense was $0.5 million compared to $1.0 million in the third quarter last year. The decrease was primarily attributable to reduced levels of borrowing and lower interest rates during the current period.

Income Tax

The Company's effective tax rate for the three months ended February 28, 2002 was 34.5% compared to 47.3% for the same period in the prior year, and 34.6% compared to 38.6% for the nine months ended February 28, 2002 and 2001. The decrease is primarily attributable to favorable tax rates applicable to certain foreign operations.

Liquidity and Capital Resources

The Company's working capital at February 28, 2002 was $98.2 million, which was $3.2 million less than its working capital at May 31, 2001.

The Company maintains a $40 million long-term unsecured, revolving loan which it utilizes for general working capital purposes. It also maintains a $40 million unsecured line of credit which is primarily used to finance inventory transactions. In addition, the Company has a 1.1 billion Japanese Yen denominated facility (approximately $8.1 million at February 28, 2002) which is used in support of its operations in Japan. Outstanding borrowings under these lines at February 28, 2002 amounted to approximately $26.0 million.

Stockholders' equity was $89.7 million at February 28, 2002 as compared to $79.9 million at May 31, 2001. This increase was primarily attributable to the sale of 125,000 newly issued shares and 1,180,000 treasury shares during February 2002. As a result of this transaction, stockholders' equity increased approximately $11.5 million (net of expenses). No dividends were paid to stockholders during the nine months ended February 28, 2002.

The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At February 28, 2002, the Company had borrowings totaling approximately $26.0 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

PART 2

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         None

(B)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, responding to Item 5 - "Other Events", on January 18, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LAZARE KAPLAN INTERNATIONAL INC.


                                               By /s/ William H. Moryto
                                                  ---------------------
                                                  William H. Moryto
                                                  Vice President and
                                                  Chief Financial Officer

Dated: April 12, 2002