Form 10-K
period 2002-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2002-08-28
CIK 202375

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended May 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of August 24, 2002, 8,704,860 of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $54,840,618.

                      DOCUMENTS INCORPORATED BY REFERENCE

     2002 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

     2002 Annual Report to Stockholders for the fiscal year ended May 31, 2002 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                     Part 1
                                     ------

Item 1. Description of Business
-------------------------------

The Company
-----------

     Lazare Kaplan International Inc. (the "Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'. Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which maximizes brilliance, sparkle and fire. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest U.S. provider of ideal cut diamonds. In addition, through a cooperative agreement with the largest Russian diamond mining company, the Company cuts and polishes commercial diamonds at several diamond cutting facilities in Russia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

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

     The Company operates various manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company also operates manufacturing facilities in Moscow and Barnaul, Russia. The facilities in Russia are operated pursuant to agreements with AK ALROSA of Russia.

Diamond Supply
--------------

     The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The Diamond Trading Company ("DTC"), which is affiliated with De Beers, is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London to a select group of clients ("sightholders") which, according to published reports, number approximately 125, including the Company. Based upon published reports, the Company believes that approximately 60% of the world's current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase substantially all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

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

     In August 2001 the European Commission issued a Statement of Objections which identify a number of restrictions and trading conditions in the Supplier of Choice agreement which appear to violate European competition law. A Statement of Objections is a preliminary step in antitrust proceedings which does not prejudge the Commission's final decision. At this point, no conclusion can be reached by the Company as to the ultimate outcome of the Commission's ruling.

     In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

     In March 1999, the Company announced that its newly formed, wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") had entered into an exclusive ten-year agreement with a wholly-owned subsidiary of General Electric Company ("GE") under which POL could market natural diamonds that have undergone a new process to improve the color of certain all-natural gem diamonds without reducing their all-natural content. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted by GE before the final cutting and polishing by the Company. The process will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new process. Each diamond sold by POL will be laser inscribed with a unique brand name and identification number. In December 1999, POL completed the test marketing of these diamonds in the United States. After careful study, a brand name, Bellataire'TM', was selected for the consumer launch. U.S. retail sales of Bellataire'TM' diamonds commenced in June

2000.

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

Cutting and Polishing
---------------------

     Commencement of the Company's operations in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK ALROSA of Russia for the cutting, polishing and marketing of large gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.6 billion, accounting for approximately 20% of the world's supply of diamonds. Under the terms of the ALROSA I Agreement, the Company has equipped a diamond cutting factory which was completed in February 1997 within the ALROSA facility in Moscow. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds believed by the Company to be suitable for processing in this facility. The Company received its first shipment of polished stones produced at this facility during November 1997. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish additional diamond cutting facilities. At present, the Company's operations in Russia are consolidated in two facilities, both of which are fully operational. These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. ALROSA has agreed to supply up to $100 million per year (at rough diamond cost) for ten years of rough gem diamonds believed by the Company to be suitable for processing in these facilities. These facilities have the capacity to cut and polish in excess of $150 million (at rough diamond cost) per year of rough gem diamonds. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of $62 million of financing which ALROSA received from a United States commercial bank guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment was used by ALROSA to increase production in its diamond mines. Eximbank has stated that this agreement was the first transaction approved under Eximbank's General Project Incentive Agreement with the Ministry of Finance and the Central Bank of the Russian Federation signed in December 1993. The ALROSA II Agreement will enable ALROSA to receive additional loan guarantees from Eximbank for an additional several hundred million dollars. The first tranche of Eximbank financing secured by the ALROSA II agreement was closed in May 2001. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment and expand mining production.

     The Company believes that its factory in Puerto Rico is the largest cutting and polishing facility in the United States. Each diamond received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by proprietary computer software, determine whether to cut the diamond to ideal or commercial proportions or resell the diamond. The shape of the diamond, its color, clarity, size, potential profitability and salability are among the criteria used in making such determinations. The Company's production workers are compensated principally on a piece rate basis. The Company has an incentive program that rewards its factory managers and supervisors for maximizing the manufactured results based on the following criteria: gross margin, yield and efficiency.

     Rough diamonds selected for cutting are analyzed and where desirable are sorted for sawing to achieve the desired shape and to eliminate imperfections. They are then cut and polished into finished gems. Each finished ideal cut diamond (weighing .18 carats and larger) which is marketed as a Lazare Diamond is inscribed with the Lazare Kaplan logo and its own identification number by the Company's patented laser inscription process. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. The Company has undertaken a worker training program at its facility in Puerto Rico to ensure a constant flow of skilled labor to satisfy its needs for further growth.

     The Company believes that it is recognized in the diamond industry for the high quality and brilliance of the gems it cuts and that it also enjoys a reputation as an imaginative and innovative cutter of large and difficult diamonds.


Pricing
-------

     Rough Diamond Prices
     --------------------

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

     According to published reports, during 1995 there was an emergence of a two-tier market for rough diamonds. The first tier is comprised of better quality rough diamonds, where supply and demand appear to be in balance. The Company conducts its cutting and polishing operations almost exclusively in this segment of the market. The second tier is comprised of small, less expensive, imperfect rough diamonds. The prices for these diamonds have been considerably more volatile since 1995. Because the Company focuses primarily on better quality rough diamonds, this volatility has not had a significant effect on the Company. However, a significant decrease in the price of better quality rough diamonds could materially adversely affect the Company's revenues, operating margins and inventory value.


     Polished Diamond Prices
     -----------------------

     Over the past 60 years, increases in the price of rough diamonds have generally resulted in a corresponding increase in the price of polished diamonds. However, during periods of economic uncertainty, there may be a significant time lag before the Company is able to increase polished diamond prices. During the period of high inflation in the late 1970's, investors speculated in hard assets, driving polished diamond prices to exceptionally high levels which in turn caused significant increases in the cost of rough diamonds. However, the moderation of inflation during the early 1980's resulted in a sudden and massive shift of investments from hard assets to financial instruments, resulting in dramatic price declines for polished diamonds which caused a market liquidity crisis as prices of some categories of polished diamonds fell below the inventory costs of such diamonds. Since this period in the early 1980's, the Company believes the pricing of polished diamonds has returned to its historical pattern of responding to increases in the pricing of rough diamonds. The Company has broadened its sales base and implemented strict inventory, pricing and purchasing controls which it believes could lessen the impact of fluctuations in the price of rough and polished diamonds. These include computerized rough diamond evaluation programs and inventory utilization programs. However, there can be no assurance that volatility in the price of polished diamonds could not occur again. Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory reserves, lower sales and lower margins.

Marketing, Sales and Distribution
---------------------------------

     Marketing Strategy
     ------------------

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

     The Company has developed its own E-commerce site (www.lazarediamonds.com). This site directly links the Company to its retailers, which serves to further strengthen the ties with its retail client base.


Sales and Distribution
----------------------

     While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 40,000 jewelry stores in the United States, over 25,000 retailers in Japan and over 60,000 retail stores in Europe. The Company's sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated), wholesalers and distributors and, to a lesser extent, to jewelry manufacturers. Full time regional sales representatives located throughout the United States, Latin America, Japan, Hong Kong and Europe, are compensated on a commission basis and handle sales throughout their respective territories.

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

         The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                  Years ended May 31,
                                              --------------------------
                                              2002      2001       2000
                                              ----      ----       ----
Percentage of Net Sales to Customers

     United States                            42%        28%         23%
     Far East                                 11%         9%          8%
     Europe, Israel & other                   47%        63%         69%
                                             ----       ----        ----
                                             100%       100%        100%
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


Competition
-----------

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

Employees
---------

     At July 31, 2002, the Company had 187 full-time employees including 8 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.


Item 2. Properties
------------------

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

     The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2003 at an annual rental rate of approximately $35,000.

     The Company owns a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

     The Company leases office space in Hong Kong for a term expiring April 30, 2004 at an annual rental rate of 481,200 Hong Kong dollars (approximately $62,000).

     The Company leases office space in Tokyo for a term expiring August 31, 2004 at an annual rental rate of 18,200,000 Japanese Yen (approximately $150,000).

     The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.


Item 3. Legal Proceedings
-------------------------

     The Company is not involved in any significant legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

Executive Officers of the Company
---------------------------------

     The following table sets forth information regarding executive officers of the Company.

NAME                         POSITION                   AGE
----                         --------                   ---

Maurice Tempelsman     Chairman of the Board            73

Leon Tempelsman        Vice Chairman of the             46
                       Board and President

William H. Moryto      Vice President and               44
                       Chief Financial Officer

     All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2001. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

     Maurice Tempelsman is the Chairman of the Board and a director of the Company and a general partner of Leon Tempelsman & Son ("LTS"), a partnership with interests in the international diamond and mining industries. He has held these positions since 1984. Maurice Tempelsman is the father of Leon Tempelsman.

     Leon Tempelsman is the Vice Chairman of the Board, the President and a director of the Company and a general partner of Leon Tempelsman & Son. He has held these positions since 1984. Leon Tempelsman is the son of Maurice Tempelsman.

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



                                    Part II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The Company's common stock (par value $1 per share) is traded on the American Stock Exchange.

     Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to the Company's Annual Report.

Item 6. Selected Financial Data
-------------------------------

     Selected financial data are hereby incorporated by reference to the Company's Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference to the Company's Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     At May 31, 2002, the Company had borrowings totaling approximately $12.1 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

               (i)   Report of Ernst & Young LLP

               (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 2002.

               (iii) Consolidated Balance Sheets as at May 31, 2002 and May 31,
                     2001.

               (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 2002.

               (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2002.

               (vi) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosures
---------------------
     Not applicable.

                                    Part III
                                    --------

     Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2002.

                                    Part IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

          (a) 1. The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

              2. Financial Statement Schedule

                 Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2002.

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

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                COLUMN B                      COLUMN C                COLUMN D           COLUMN E
--------                                --------                      --------                --------           --------
                                                                     Additions
                                                           -----------------------------


                                     Balance at             Charged to      Charged to                       Balance at
                                     beginning              costs and      other accounts    Deductions         end
   Description                       of period              expenses          describe        describe        of period
   -----------                       -------                ----------     --------------    ----------      ----------

YEAR ENDED MAY 31, 2002:

Allowance for doubtful accounts      $ 1,103,000            $ (49,000)     $   -             $630,000(A)      $  424,000
                                     -----------            ----------     ---------         -----------      ----------
YEAR ENDED MAY 31, 2001:

Allowance for doubtful accounts      $ 1,065,118            $382,000       $   -             $344,118(A)      $1,103,000
                                     -----------            --------       ---------         -----------      ----------
YEAR ENDED MAY 31, 2000:

Allowance for doubtful accounts      $ 202,056              $874,000       $   -             $ 10,938(A)      $1,065,118
                                     ---------              --------       ---------         -----------      ----------


(A)   Amounts written off.



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------
(continued)
----------

     (b)  Reports on Form 8-K - Form 8-K as filed on January 28, 2002.

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

     (e) Revolving Credit Agreement, dated as of August 14, 2002, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders.

     (f) Agreement, dated as of October 12, 2001, between Antwerpse Diamantbank NV and Lazare Kaplan International Inc. relating to $25,000,000 (U.S.) facility.

     (g)  Agreement, dated as of October 12, 2001, between Antwerpse
          Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to $15,000,000 (U.S.) facility.

     (h) Credit Facility Agreement, dated as of November 29, 2001, between ABN Amro Bank N.V., Tokyo branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc.

     (i) Cooperation Agreement, dated July 15, 1996 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit (2) to the Company's Current Report on Form 8-K/A filed with the Commission on November 18, 1996 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

     (j) Cooperation Agreement, dated March 23, 1999 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

     (k) Processing Agreement, dated as of February 20, 1999, between Pegasus Overseas Ltd. and a wholly-owned subsidiary of General Electric Company - incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

     (l) Rights Agreement, dated as of July 31, 1997, between the Company and ChaseMellon Shareholder Services, LLC - incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-A filed with the Commission on August 26, 1997.

     (m) Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc. incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

     (n) Stock Purchase Agreement by and between Fifth Avenue Group, LLC and the Company dated as of January 18, 2002 - incorporated by reference to Exhibit (w) to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2002.

     (o) Shareholders Agreement by and among Maurice Tempelsman, Leon Tempelsman and Fifth Avenue Group, LLC dated as of January 18, 2002 - incorporated herein by reference to Exhibit (x) to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2002.

     (p) Form of Irrevocable Proxy from Fifth Avenue Group, LLC to Maurice Tempelsman and Leon Tempelsman - incorporated herein by reference to Exhibit (y) to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2002.

     (q) Amendment to Rights Agreement dated as of January 17, 2002 between the Company and

          Mellon Investor Services LLC - incorporated herein by reference to Exhibit (z) to the Company's Current Report on Form 8-K filed with the Commission on January 28, 2002.

(13) 2002 Annual Report to Security Holders - incorporated herein by reference to the Company's 2002 Annual Report to Stockholders to be filed with the Commission.

(21)   Subsidiaries

(23)   Consent of Ernst & Young, LLP

(99.1) Certification of Leon Tempelsman, Vice Chairman of the Board and
       President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification of William H. Moryto, Vice President and Chief Financial
       Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LAZARE KAPLAN INTERNATIONAL INC.



                                            By /s/ William H. Moryto
                                            ---------------------------------
                                            William H. Moryto, Vice President
                                            and Chief Financial Officer
Dated: August 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                    Date
/s/ Maurice Tempelsman                 Chairman of the           August 28, 2002
-------------------------              Board of Directors
(Maurice Tempelsman)

/s/ Leon Tempelsman                    Vice Chairman of the      August 28, 2002
-------------------------              Board of Directors and
(Leon Tempelsman)                      President (principal
                                       executive officer)

/s/ Lucien Burstein                    Director                  August 28, 2002
-------------------------
(Lucien Burstein)

/s/ Myer Feldman                       Director                  August 28, 2002
-------------------------
(Myer Feldman)

/s/ Robert A. Del Genio                Director                  August 28, 2002
-------------------------
(Robert A. Del Genio)

/s/ William H. Moryto                  Vice President and        August 28, 2002
-------------------------              Chief Financial Officer
(William H. Moryto)                    (principal financial
                                       and accounting officer)



                        STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as ................. 'r'
The trademark symbol shall be expressed as............................. 'TM'