Form 10-Q
period 2002-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2002-10-11
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____ TO_____

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

                                    Yes    X         No
                                        -------

         As of September 30, 2002, 8,705,745 shares of the registrant's common stock were outstanding.

                        Lazare Kaplan International Inc.
                              Financial Highlights
                ($ in thousands, except share and per share data)

                                                                                     Three Months Ended
                                                                                          August 31,
                                                                                         (Unaudited)
                                                                                2002                      2001
                                                                             ----------                ----------
Net Sales                                                                    $   53,888                $   51,056
Cost of Sales                                                                    48,765                    47,456
                                                                             ----------                ----------
Gross Profit                                                                      5,123                     3,600

Selling, general and administrative expenses                                      4,625                     5,483
Interest expense (net)                                                              158                       775
                                                                             ----------                ----------
                                                                                  4,783                     6,258
                                                                             ----------                ----------

Income / (loss) before income taxes                                                 340                    (2,658)
                                                                             ----------                ----------
Income tax expense / (benefit)                                                      136                      (995)
                                                                             ----------                ----------
Net Income / (Loss)                                                          $      204                $   (1,663)
                                                                             ==========                ==========

Earnings / (Loss) per share:
Basic earnings / (loss) per share                                            $     0.02                $    (0.23)
                                                                             ==========                ==========
Average number of shares outstanding during
    the period                                                                8,705,303                 7,367,691
                                                                             ==========                ==========

Diluted earnings / (loss) per share                                          $     0.02                $    (0.23)
                                                                             ==========                ==========
Average number of shares outstanding during
    the period assuming dilution                                              8,756,755                 7,367,691
                                                                             ==========                ==========

See notes to consolidated financial statements.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                 August 31,                 May 31,
                                                                                (Unaudited)                (Audited)
                                                                                    2002                      2002
                                                                                  --------                  --------
ASSETS:
      Cash and cash equivalents                                                   $  1,681                  $  1,102
      Accounts and notes receivable-net                                             51,896                    45,469
      Inventories (net) - rough diamonds                                             6,427                     9,468
                        - polished diamonds                                         68,865                    64,833
      Prepaid expenses and other current assets                                      6,002                     6,058
      Deferred taxes                                                                 2,279                     2,319
                                                                                  --------                  --------
Total Current Assets                                                               137,150                   129,249
                                                                                  --------                  --------
      Non-current assets - net                                                       9,673                     9,783
      Deferred taxes (net)                                                           8,862                     8,955
                                                                                  --------                  --------
Total Assets                                                                      $155,685                  $147,987
                                                                                  ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities                              $ 43,474                  $ 45,792
                                                                                  --------                  --------
Total Current Liabilities                                                           43,474                    45,792
                                                                                  --------                  --------
      Long-term debt                                                                21,961                    12,089
                                                                                  --------                  --------
Total Liabilities                                                                   65,435                    57,881
                                                                                  --------                  --------

Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 1,500,000 shares;
         no shares outstanding                                                           -                         -
      Common stock, par value $1 per share
         Authorized 12,000,000; issued 8,705,745 and 8,704,860
         in August and May 2002, respectively                                        8,706                     8,705
      Additional paid-in capital                                                    61,572                    61,567
      Cumulative translation adjustment                                               (281)                     (215)
      Retained earnings                                                             20,253                    20,049
                                                                                  --------                  --------
Total Stockholders' equity                                                          90,250                    90,106
                                                                                  --------                  --------
Total Liabilities and Stockholders' Equity                                        $155,685                  $147,987
                                                                                  ========                  ========

See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                         Three Months Ended
                                                                                              August 31,
                                                                                             (Unaudited)
                                                                                     2002                   2001
                                                                                   -------               --------
Cash Flows From Operating Activities:
         Net income / (loss)                                                       $   204               $ (1,663)
         Adjustments to reconcile net income to
         net cash used in operating activities:
            Depreciation and amortization                                              292                    390
            Provision for uncollectible accounts                                        30                    (87)
            Deferred income taxes                                                      133                   (904)

         Changes in operating assets and liabilities:
            Accounts and notes receivable                                           (6,457)                 1,456
            Rough and Polished inventories                                            (991)               (10,551)
            Prepaid expenses and other current assets                                   56                    883
            Other                                                                     (165)                    61
            Accounts payable and other current liabilities                          (2,318)                (3,016)
                                                                                   -------               --------
         Net cash used in operating activities                                      (9,216)               (13,431)
                                                                                   -------               --------

Cash Flows From Investing Activities:
         Capital expenditures                                                          (17)                   (52)
                                                                                   -------               --------
         Net cash used in investing activities                                         (17)                   (52)
                                                                                   -------               --------

Cash Flows From Financing Activities:
         Increase in short-term borrowings                                               -                 13,882
         Increase in long-term borrowings                                            9,872                     92
         Proceeds from issuance of common stock                                          1                      -
         Proceeds from exercise of stock options                                         5                      -
                                                                                   -------               --------
         Net cash provided by financing activities                                   9,878                 13,974
                                                                                   -------               --------
         Effect of foreign currency translation adjustment                             (66)                   (71)
                                                                                   -------               --------

         Net increase in cash                                                          579                    420
         Cash at beginning of year                                                   1,102                  1,128
                                                                                   -------               --------
         Cash at end of period                                                     $ 1,681               $  1,548
                                                                                   =======               ========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2002 and 2001 and its financial position as of August 31, 2002.

The balance sheet at May 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2002. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2002 is approximately $11,274,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $11,141,000.

At August 31, 2002 the Company has available U.S. net operating losses of $26.1 million, which expire as follows (in thousands):


         Year                           Net Operating Losses
         ----                           --------------------
         2007                                 $    41
         2008                                     926
         2010                                     371
         2012                                     406
         2013                                   2,097
         2019                                  12,268
         2020                                     298
         2021                                     120
         2022                                   9,560
                                              -------
                                              $26,087
                                              -------

3. Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2002 and 2001, total comprehensive income/(loss) was $138,000 and $(1,734,000), respectively.

5. Lines of Credit

         The Company entered into a new long-term unsecured, revolving loan agreement in August 2002. The new agreement provides that the Company may borrow up to $30 million in the aggregate through December 1, 2004. The loan term may be extended in one year increments commencing November 30, 2003, subject to the consent of the lending banks. Borrowings under this agreement bear interest at
(a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. There were no borrowings under the loan agreement during the three months ended August 31, 2002. The proceeds of this facility are available for the Company's working capital needs.

         The Company also has a $15 million and a $25 million unsecured, uncommitted line of credit with a bank. Borrowings under the $15 million line bear interest at a rate 150 basis points above the bank's base rate. Borrowings under the $25 million line bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $12.8 million at August 31, 2002.

         A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $9.2 million outstanding at August 31, 2002) at an interest rate 1% above Japanese LIBOR through November 2003. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

6. New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 changes the accounting for goodwill and other indefinite lived intangible assets from an amortization method to an impairment-only approach. For the Company, the pronouncement is effective June 1, 2002. As a result, the Company ceased amortization of goodwill and other indefinite lived intangible assets on June 1, 2002. Had the Company been accounting for its goodwill and other indefinite lived assets under SFAS No. 142 for the prior year, the Company's net loss for the quarter ended August 31, 2001 would have been reduced by approximately $32,000, which represents amortization expense net of tax. Loss per share for the period ended August 31, 2001 would have remained at $0.23.

         The Company is currently evaluating whether its goodwill and its indefinite lived intangible assets are impaired and expects to complete impairment testing no later than November 30, 2002. Any resulting asset impairment will be recorded as a cumulative effect of a change in accounting principle as of June 1, 2002. At August 31, 2002 unamortized goodwill amounted to approximately $1.5 million and is included in non-current assets.

7. Geographic Segment Information

Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2002 and 2001 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                     North                                Far       Elimi-      Consoli-
                                                    America      Europe       Africa      East     nations        dated
                                                -------------------------------------------------------------------------
Three months ended August 31, 2002
   Net sales to unaffiliated customers              $ 27,695     $23,340      $    -     $2,853    $     -      $ 53,888
   Transfers between geographic areas                  2,592                       -                (2,592)            -
                                                -------------------------------------------------------------------------
Total revenue                                       $ 30,287     $23,340      $    -     $2,853    $(2,592)     $ 53,888
                                                =========================================================================
Gross Profit                                        $  4,199     $   292      $    -     $  632    $     -      $  5,123
                                                =========================================================================
Income/(loss) before income taxes                   $    442     $     7      $   (6)    $ (103)   $     -      $    340
                                                =========================================================================
Identifiable assets at August 31, 2002              $136,752     $ 3,068      $7,125     $8,822    $   (82)     $155,685
                                                =========================================================================

-------------------------------------------------------------------------------------------------------------------------


                                                     North                                Far       Elimi-      Consoli-
                                                    America      Europe       Africa      East     nations        dated
                                                -------------------------------------------------------------------------
Three months ended August 31, 2001
   Net sales to unaffiliated customers              $ 28,381     $19,631     $     -     $3,044    $     -      $ 51,056
   Transfers between geographic areas                  8,837           -           -          -     (8,837)            -
                                                -------------------------------------------------------------------------
Total revenue                                       $ 37,218     $19,631     $     -     $3,044    $(8,837)     $ 51,056
                                                =========================================================================
Gross Profit                                        $  2,646     $   410     $     -     $  544    $     -      $  3,600
                                                =========================================================================
Income/(loss) before income taxes                   $ (2,271)    $   122     $  (283)    $ (226)   $     -      $ (2,658)
                                                =========================================================================
Identifiable assets at August 31, 2001              $152,567     $ 9,076     $13,954     $9,686    $  (141)     $185,142
                                                =========================================================================

-------------------------------------------------------------------------------------------------------------------------

Revenue and gross profit for the three months ended August 31, 2002 and 2001 classified by product were as follows (in thousands):

                                                Polished                 Rough
                                                diamonds                diamonds                   Total
                                              ------------            ------------             ------------
Three months ended August 31, 2002
   Net Sales                                      $31,397                 $22,491                  $53,888
                                              ------------            ------------             ------------
   Gross Profit                                   $ 4,298                 $   825                  $ 5,123
                                              ------------            ------------             ------------
Three months ended August 31, 2001
   Net Sales                                      $37,223                 $13,833                  $51,056
                                              ------------            ------------             ------------
   Gross Profit                                   $ 3,448                 $   152                  $ 3,600
                                              ------------            ------------             ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Introduction

         This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Results of Operations

Net Sales

         Net sales during the three months ended August 31, 2002 were $53.9 million compared to $51.1 million in sales during the comparable period last year.

         Revenue from the sale of polished diamonds was $31.4 million for the three months ended August 31, 2002 compared to $37.2 million in the comparable period last year. The decrease in polished sales primarily reflects softness in consumer demand attributable to difficult financial conditions in the United States and Southeast Asia.

         Rough diamond sales were $22.5 million for the three months ended August 31, 2002 compared to $13.8 million in the comparable period last year. The increase from the prior year is attributable to increased sourcing of rough diamonds.

Gross Profit

         During the three months ended August 31, 2002 gross margin on net polished sales was $4.3 million, or 13.7%, compared to $3.4 million, or 9.3%, in the comparable period last year. The increase in gross margin is primarily attributable to a shift in mix toward the sale of larger, higher margin stones as compared to the same period last year. Rough gross margin during the three months ended August 31, 2002 was 3.7% compared to 1.1% in the same period last year. The increase in rough gross margin percentage primarily reflects a recovery of trading margins to levels in line with the Company's historical experience. As a result of the foregoing, overall gross margin percentage increased to 9.5% in the current period compared to 7.1% for the same period last year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended August 31, 2002 were $4.6 million, compared to $5.5 million for the same period last year. This decrease is primarily attributable to cost reduction efforts by management.

Interest Expense

         Net interest expense for the three month period ended August 31, 2002 was $158,000 compared to $775,000 for the prior year. The decrease was due to reduced levels of borrowing and lower interest rates during the current period compared to the same period last year.

Income Tax

         The Company's effective tax rate for the three months ended August 31, 2002 was 40.0% compared to 37.4% in the same period last year. This increase is primarily attributable to increased income in higher tax rate jurisdictions.

Liquidity and Capital Resources

         The Company's working capital at August 31, 2002 was $93.7 million, which was $10.3 million greater than its working capital at May 31, 2002. This increase primarily reflects higher accounts receivable funded by noncurrent borrowings.

         The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes. It also maintains $40 million of uncommitted lines of credit (approximately $12.8 million outstanding at August 31, 2002) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $9.2 million outstanding at August 31, 2002) that is used in support of its operations in Japan.

         Stockholders' equity was $90.3 million at August 31, 2002 as compared to $90.1 million at May 31, 2002. No dividends were paid to stockholders during the three months ended August 31, 2002.

         The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 changes the accounting for goodwill and other indefinite lived intangible assets from an amortization method to an impairment-only approach. For the Company, the pronouncement is effective June 1, 2002. As a result, the Company ceased amortization of goodwill and other indefinite lived intangible assets on June 1, 2002. Had the Company been accounting for its goodwill and other indefinite lived assets under SFAS No. 142 for the prior year, the Company's net loss for the quarter ended August 31, 2001 would have been reduced by approximately $32,000, which represents amortization expense net of tax. Loss per share for the period ended August 31, 2001 would have remained at $0.23.

         The Company is currently evaluating whether its goodwill and its indefinite lived intangible assets are impaired and expects to complete impairment testing no later than November 30, 2002. Any resulting asset impairment will be recorded as a cumulative effect of a change in accounting principle as of June 1, 2002. At August 31, 2002 unamortized goodwill amounted to approximately $1.5 million and is included in non-current assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK

At August 31, 2002, the Company had borrowings totaling approximately $22.0 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

PART 2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)               Exhibits

(99.1) Certification of Leon Tempelsman, Vice Chairman of the Board and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2) Certification of William H. Moryto, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)               Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAZARE KAPLAN INTERNATIONAL INC.

                                By /s/ William H. Moryto
                                  ----------------------
                                  William H. Moryto
                                  Vice President and
                                  Chief Financial Officer

Dated: October 11, 2002

I, Leon Tempelsman, Certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Lazare Kaplan International Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002                             By: /s/ Leon Tempelsman
                                                      --------------------
                                                      Leon Tempelsman
                                                      (Chief Executive Officer)

I, Wiliam H. Moryto, Certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Lazare Kaplan International Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002                            By: /s/ William H. Moryto
                                                      ---------------------
                                                      William H. Moryto
                                                      (Chief Financial Officer)