Form 10-Q
period 2002-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2003-01-14
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.

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

         As of January 2, 2003, 8,575,645 shares of the registrant's common stock were outstanding.

Part I. Financial Information
Item I. Financial Statements

                        Lazare Kaplan International Inc.
                              Financial Highlights
                ($ in thousands, except share and per share data)

                                                                 Three Months Ended                 Six Months Ended
                                                                     November 30,                      November 30,
                                                                     (Unaudited)                       (Unaudited)
                                                                 2002            2001             2002             2001
                                                            ----------      ----------       ----------       ----------
Net sales                                                   $   51,747      $   46,454       $  105,635       $   97,510
Cost of Sales                                                   45,449          41,446           94,214           88,902
                                                            ----------      ----------       ----------       ----------
Gross profit                                                     6,298           5,008           11,421            8,608
Selling, general and administrative expenses                     4,701           4,517            9,326           10,000
Interest expense (net)                                             123             762              281            1,537
                                                            ----------      ----------       ----------       ----------
                                                                 4,824           5,279            9,607           11,537
                                                            ----------      ----------       ----------       ----------
Income before income taxes and cumulative effect
    of change in accounting principle                            1,474            (271)           1,814           (2,929)
                                                            ----------      ----------       ----------       ----------
Income tax provision / (benefit)                                   544             (16)             680           (1,011)
                                                            ----------      ----------       ----------       ----------
Income / (Loss) before cumulative effect of
    change in accounting principle                                 930            (255)           1,134           (1,918)
Cumulative effect of change in accounting principle,
    net of taxes of $501                                           -               -               (972)             -
                                                            ----------      ----------       ----------       ----------
Net Income / (Loss)                                         $      930      $     (255)      $      162       $   (1,918)
                                                            ==========      ==========       ==========       ==========
Earnings / (Loss) per share:
Basic earnings / (loss) per share before cumulative
    effect of change in accounting principle                $     0.11      $    (0.03)      $     0.13       $    (0.26)
                                                            ==========      ==========       ==========       ==========
Basic earnings / (loss) per share                           $     0.11      $    (0.03)      $     0.02       $    (0.26)
                                                            ==========      ==========       ==========       ==========
Average number of shares outstanding during the period       8,705,745       7,367,691        8,705,492        7,367,691
                                                            ==========      ==========       ==========       ==========
Diluted earnings / (loss) per share before cumulative
    effect of change in accounting principle                $     0.11      $    (0.03)      $     0.13       $    (0.26)
                                                            ==========      ==========       ==========       ==========
Diluted earnings / (loss) per share                         $     0.11      $    (0.03)      $     0.02       $    (0.26)
                                                            ==========      ==========       ==========       ==========
Average number of shares outstanding during the period
    assuming dilution                                        8,711,042       7,367,691        8,733,867        7,367,691
                                                            ==========      ==========       ==========       ==========

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in thousands, except share data)

                                                                       November 30,        May 31,
                                                                       (Unaudited)       (Audited)
                                                                          2002              2002
                                                                       --------          --------
ASSETS:
      Cash and cash equivalents                                        $    834          $  1,102
      Accounts receivable-net                                            49,003            45,469
      Inventories - rough diamonds                                        5,048             9,468
                  - polished diamonds                                    65,871            64,833
      Prepaid expenses and other current assets                           6,587             6,058
      Deferred taxes                                                      2,267             2,319
                                                                       --------          --------
Total Current Assets                                                    129,610           129,249
                                                                       --------          --------
      Non-current assets - net                                            7,652             9,783
      Deferred taxes                                                      8,835             8,955
                                                                       --------          --------
Total Assets                                                           $146,097          $147,987
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other current liabilities                   $ 43,200          $ 45,792
                                                                       --------          --------
Total Current Liabilities                                                43,200            45,792
                                                                       --------          --------
      Long-term debt                                                     12,643            12,089
                                                                       --------          --------
Total Liabilities                                                        55,843            57,881
                                                                       --------          --------
Stockholders' Equity:
      Preferred stock, par value $.01 per share
         Authorized 1,500,000 shares;
         no shares outstanding                                              -                 -
      Common stock, par value $1 per share
         Authorized 12,500,000; issued 8,705,745 and 8,704,860
         in November and May 2002, respectively                           8,706             8,705
      Additional paid-in capital                                         61,572            61,567
      Cumulative translation adjustment                                    (235)             (215)
      Retained earnings                                                  20,211            20,049
                                                                       --------          --------
Total Stockholders' equity                                               90,254            90,106
                                                                       --------          --------
Total Liabilities and Stockholders' Equity                             $146,097          $147,987
                                                                       ========          ========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                            Six Months Ended
                                                                               November 30,
                                                                               (Unaudited)
                                                                          2002             2001
                                                                        -------          -------
Cash Flows From Operating Activities:
         Net income / (loss)                                            $   162          $(1,918)
         Adjustments to reconcile net income / (loss) to
         net cash used in operating activities:
            Cumulative effect of change in accounting principle             972
            Depreciation and amortization                                   838              781
            Provision for uncollectible accounts                             60             (280)
            Deferred income taxes                                           172             (924)
         Changes in operating assets and liabilities:
            Accounts receivable                                          (3,594)          (1,297)
            Rough and Polished inventories                                3,382           (4,417)
            Prepaid expenses and other current assets                      (529)           2,515
            Other                                                           362              628
            Accounts payable and other current liabilities               (2,592)            (819)
                                                                        -------          -------
         Net cash used in operating activities                             (767)          (5,731)
                                                                        -------          -------
Cash Flows From Investing Activities:
         Capital expenditures                                               (41)            (110)
                                                                        -------          -------
         Net cash used in investing activities                              (41)            (110)
                                                                        -------          -------
Cash Flows From Financing Activities:
         Increase in short-term borrowings                                  -              6,102
         Increase / (decrease) in long-term borrowings                      554             (239)
         Proceeds from exercise of stock options                              6              -
                                                                        -------          -------
         Net cash provided by financing activities                          560            5,863
                                                                        -------          -------
         Effect of foreign currency translation adjustment                  (20)             (76)
                                                                        -------          -------
         Net decrease in cash                                              (268)             (54)
         Cash and cash equivalents at beginning of year                   1,102            1,128
                                                                        -------          -------
         Cash and cash equivalents at end of period                     $   834          $ 1,074
                                                                        =======          =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and six months ended November 30, 2002 and 2001 and its financial position as of November 30, 2002.

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

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2002 is approximately $11,235,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $11,102,000.

At November 30, 2002 the Company has available U.S. net operating losses of $26.1 million, which expire as follows (in thousands):

               Year                                 Net Operating Losses
               ----                                 --------------------
               2007                                        $    41
               2008                                            926
               2010                                            371
               2012                                            406
               2013                                          2,097
               2019                                         12,268
               2020                                            298
               2021                                            120
               2022                                          9,560
                                                           -------
                                                           $26,087
                                                           =======

3. Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

                                                      Three Months Ended                  Six Months Ended
                                                          November 30,                       November 30,
                                                    2002              2001              2002              2001
                                                 ---------         ---------         ---------         ---------
Average number of shares outstanding
     during the period                           8,705,745         7,367,691         8,705,492         7,367,691
Effect of dilutive stock options                     5,297               -              28,375               -
                                                 ---------         ---------         ---------         ---------
Average number of shares outstanding
     during the period assuming dilution         8,711,042         7,367,691         8,733,867         7,367,691
                                                 =========         =========         =========         =========

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130) established rules for the reporting and display of comprehensive income and its components. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2002 and 2001, total comprehensive income/(loss) was $976,000 and $(260,000), respectively. For the six months ended November 30, 2002 and 2001, total comprehensive income/(loss) was $142,000 and $(1,994,000), respectively.

5. Lines of Credit

         The Company entered into a new long-term unsecured, revolving loan agreement in August 2002. The new agreement provides that the Company may borrow up to $30 million in the aggregate through December 1, 2004. The loan term may be extended in one year increments commencing November 30, 2003, subject to the consent of the lending banks. Borrowings under this agreement bear interest at
(a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. The proceeds of this facility are available for the Company's working capital needs. There were no outstanding borrowings under this loan agreement at November 30, 2002.

         The Company also has a $25 million and a $15 million unsecured, uncommitted line of credit with a bank. Borrowings under the $25 million line bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under the $15 million line bear interest at a rate 150 basis points above the bank's base rate. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $4.3 million at November 30, 2002.

         A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen at an interest rate 1% above Japanese LIBOR. In November 2002, the loan was amended extending its term through November 2004. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company. Outstanding borrowings under this line amounted to approximately $8.3 million at November 30, 2002.

6. Sales to Related Parties

         During the period ended November 30, 2002 the Company sold approximately $0.8 million of jewelry items to a non-employee member of the Company's board of directors.

7. Cumulative Effect of Change in Accounting Principle

         On June 1, 2002 the Company adopted Financial Accounting Standards Board Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"). As a result, the Company ceased amortization of goodwill and other indefinite lived intangible assets. Had the Company been accounting for its goodwill and other indefinite lived assets under Statement 142 for the prior year, the Company's net loss for each of the first and second fiscal quarters of the prior year would have been reduced by approximately $32,000, respectively, which represents amortization expense net of tax. Loss per share for the six months ended November 30, 2001 would have been reduced to $0.25.

          Under the transition provision of Statement 142 the Company completed its evaluation of goodwill and indefinite lived assets during the quarter ended November 30, 2002, using a discounted cash flow methodology. As a result of testing goodwill impairment in accordance with Statement 142, as of June 1, 2002, the Company recorded a non-cash charge of approximately $1.5 million ($972,000 after tax, or $0.11 per share), which has been reported under the caption "Cumulative Effect of a Change in Accounting Principle". The effect of this charge was to reduce fiscal first quarter 2003 net income to a loss of $768,000, or $0.09 per share. The charge relates to the Company's operations in Japan (Far East Segment).

8. Geographic Segment Information

Revenue, gross profit and income/(loss) before income taxes and cumulative effect of change in accounting principle for the three months ended November 30, 2002 and 2001 classified by geographic area, which was determined by where sales originated from, were as follows (in thousands):

                                              North                                 Far       Elimi-       Consoli-
                                             America      Europe     Africa         East      nations        dated
                                             -------      ------     ------         ----      -------        -----
Three months ended November 30, 2002
   Net sales to unaffiliated customers      $  31,405     $17,583    $   -        $ 2,759     $    -       $  51,747
   Transfers between geographic areas           6,943         177        -            -         (7,120)          -
                                            ---------     -------    -----        -------     --------     ---------
Total revenue                               $  38,348     $17,760    $   -        $ 2,759     $ (7,120)    $  51,747
                                            =========     =======    =====        =======     ========     =========
Gross Profit                                $   5,655     $   303    $(304)       $   644     $    -       $   6,298
                                            =========     =======    =====        =======     ========     =========
Income/(loss) before income taxes
     and cumulative effect of change in
     accounting principle                   $   1,806     $    11    $(314)       $   (29)    $    -       $   1,474
                                            =========     =======    =====        =======     ========     =========


                                              North                                 Far       Elimi-       Consoli-
                                             America      Europe     Africa         East      nations        dated
                                             -------      ------     ------         ----      -------        -----
Three months ended November 30, 2001
   Net sales to unaffiliated customers      $  27,352     $15,639    $   -        $ 3,463     $    -       $  46,454
   Transfers between geographic areas          13,357          74        -            -        (13,431)          -
                                            ---------     -------    -----        -------     --------     ---------
Total revenue                               $  40,709     $15,713    $   -        $ 3,463     $(13,431)    $  46,454
                                            =========     =======    =====        =======     ========     =========
Gross Profit                                $   3,974     $   301    $  (2)       $   735     $    -       $   5,008
                                            =========     =======    =====        =======     ========     =========
Income/(loss) before income taxes
     and cumulative effect of change in
     accounting principle                   $    (198)    $   163    $(140)       $   (96)    $    -       $    (271)
                                            =========     =======    =====        =======     ========     =========

Revenue, gross profit and income/(loss) before income taxes and cumulative effect of change in accounting principle for the six months ended November 30, 2002 and 2001 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                              North                                 Far       Elimi-       Consoli-
                                             America      Europe     Africa         East      nations        dated
                                             -------      ------     ------         ----      -------        -----
Six months ended November 30, 2002
   Net sales to unaffiliated customers      $  59,100     $40,923    $    -       $ 5,612     $    -       $ 105,635
   Transfers between geographic areas           9,535         177         -           -         (9,712)          -
                                            ---------     -------    -------      -------     --------     ---------
Total revenue                               $  68,635     $41,100    $    -       $ 5,612     $ (9,712)    $ 105,635
                                            =========     =======    =======      =======     ========     =========
Gross Profit                                $   9,854     $   595    $  (304)     $ 1,276     $    -       $  11,421
                                            =========     =======    =======      =======     ========     =========
Income/(loss) before income taxes
     and cumulative effect of change in
     accounting principle                   $   2,248     $    18    $  (320)     $  (132)    $    -       $   1,814
                                            =========     =======    =======      =======     ========     =========
Identifiable assets at November 30, 2002    $ 128,456     $ 4,033    $ 6,726      $ 6,939     $    (57)    $ 146,097
                                            =========     =======    =======      =======     ========     =========


                                              North                                 Far       Elimi-       Consoli-
                                             America      Europe     Africa         East      nations        dated
                                             -------      ------     ------         ----      -------        -----
Six months ended November 30, 2001
   Net sales to unaffiliated customers      $  55,733     $35,270    $    -       $ 6,507     $    -       $  97,510
   Transfers between geographic areas          22,194          74         -            -       (22,268)          -
                                            ---------     -------    -------      -------     --------     ---------
Total revenue                               $  77,927     $35,344    $    -       $ 6,507     $(22,268)    $  97,510
                                            =========     =======    =======      =======     ========     =========
Gross Profit                                $   6,620     $   711    $    (2)     $ 1,279     $    -       $   8,608
                                            =========     =======    =======      =======     ========     =========
Income/(loss) before income taxes
     and cumulative effect of change in
     accounting principle                   $  (2,469)    $   285    $  (423)     $  (322)    $    -       $  (2,929)
                                            =========     =======    =======      =======     ========     =========
Identifiable assets at November 30, 2001    $ 144,772     $12,027    $13,103      $ 9,194     $   (128)    $ 178,968
                                            =========     =======    =======      =======     ========     =========

Revenue and gross profit for the three months ended November 30, 2002 and 2001 classified by product were as follows (in thousands):

                                               Polished             Rough
                                               diamonds            diamonds              Total
                                               --------            --------              -----
Three months ended November 30, 2002
   Net Sales                                    $39,175            $ 12,572             $51,747
                                                -------            --------             -------
   Gross Profit                                 $ 6,071            $    227             $ 6,298
                                                -------            --------             -------
Three months ended November 30, 2001
   Net Sales                                    $40,161            $  6,293             $46,454
                                                -------            --------             -------
   Gross Profit                                 $ 5,043            $    (35)            $ 5,008
                                                -------            --------             -------

Revenue and gross profit for the six months ended November 30, 2002 and 2001 classified by product were as follows (in thousands):

                                               Polished             Rough
                                               diamonds            diamonds              Total
                                               --------            --------              -----
Six months ended November 30, 2002
   Net Sales                                    $70,572            $ 35,063             $105,635
                                                -------            --------             --------
   Gross Profit                                 $10,369            $  1,052             $ 11,421
                                                -------            --------             --------
Six months ended November 30, 2001
   Net Sales                                    $77,384            $ 20,126             $ 97,510
                                                -------            --------             --------
   Gross Profit                                 $ 8,491            $    117             $  8,608
                                                -------            --------             --------

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

Results of Operations

Net Sales

         Net sales for the three and six months ended November 30, 2002 were $51.7 and $105.6 million, respectively, an increase of $5.3 and $8.1 million, as compared to the prior year.

         Polished diamond revenue for the three and six months ended November 30, 2002 was $39.2 and $70.6 million, respectively, as compared to $40.2 and $77.4 million in the prior year. The decrease in polished sales primarily reflects softness in consumer demand attributable to difficult financial conditions in the United States and Southeast Asia.

         Rough diamond sales were $12.6 and $35.1 million, an increase of $6.3 and $14.9 million for the three and six months ended November 30, 2002, respectively, as compared to the prior year. The increase from the prior year is attributable to increased sourcing of rough diamonds.

Gross Profit

         During the three months ended November 30, 2002 gross margin on net polished sales was 15.5% compared to 12.6% in the second quarter of last year. For the six months ended November 30, 2002 gross margin on net polished sales was 14.7% compared to 11.0% in the same period last year. The increase in polished gross margin reflects higher gross margin on the sale of certain larger stones and a reduction in sales incentives offered to liquidate slower moving inventory compared to the same period last year.

         Rough gross margin during the six month period ended November 30, 2002 was 3.0% compared to 0.6% in the prior year period. The increase in rough gross margin percentage primarily reflects a recovery of trading margins to levels in line with the Company's historical experience.

         As a result of the foregoing, overall gross margin percentage during the three month period ended November 30, 2002 was 12.2% compared to 10.8% in the second quarter last year. For the six months ended November 30, 2002 overall gross margin on net sales was 10.8% compared to 8.8% for the same period last year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three and six months ended November 30, 2002 were $4.7 and $9.3 million, respectively, as compared to $4.5 and $10.0 million for the same periods in the prior year. The increase for the current quarter and decrease for the six months ended November 30, 2002 reflects increased insurance costs offset by the effect of cost reduction programs.

Interest Expense

         Net interest expense for the three and six months ended November 30, 2002 was $123,000 and $281,000, respectively, as compared to $762,000 and $1,537,000 for the same periods in the prior year. The decrease was due to reduced levels of borrowing and lower interest rates during the current period compared to the same period last year.

Income Tax

         The Company's effective tax rate for six months ended November 30, 2002 was 37.5% as compared to 34.5% for the prior year. This increase is primarily attributable to increased income in higher tax rate jurisdictions.

Liquidity and Capital Resources

         The Company's working capital at November 30, 2002 was $86.4 million, which was $3.0 million greater than its working capital at May 31, 2002. This increase primarily reflects a reduction in accounts payable and other current liabilities funded by non current borrowings and earnings before non-cash charges.

         The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes. It also maintains $40 million of uncommitted lines of credit (approximately $4.3 million outstanding at November 30, 2002) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $8.3 million outstanding at November 30, 2002) that is used in support of its operations in Japan.

         Stockholders' equity was $90.3 million at November 30, 2002 as compared to $90.1 million at May 31, 2002. No dividends were paid to stockholders during the six months ended November 30, 2002.

         The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Cumulative Effect of Change in Accounting Principle

         On June 1, 2002 the Company adopted Financial Accounting Standards Board Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"). As a result, the Company ceased amortization of goodwill and other indefinite lived intangible assets. Had the Company been accounting for its goodwill and other indefinite lived assets under Statement 142 for the prior year, the Company's net loss for each of the first and second fiscal quarters of the prior year would have been reduced by approximately $32,000, respectively, which represents amortization expense net of tax. Loss per share for the six months ended November 30, 2001 would have been reduced to $0.25.

          Under the transition provision of Statement 142 the Company completed its evaluation of goodwill and indefinite lived assets during the quarter ended November 30, 2002, using a discounted cash flow methodology. As a result of testing goodwill impairment in accordance with Statement 142, as of June 1, 2002, the Company recorded a non-cash charge of approximately $1.5 million ($972,000 after tax, or $0.11 per share), which has been reported under the caption "Cumulative Effect of a Change in Accounting Principle". The effect of this charge was to reduce fiscal first quarter 2003 net income to a loss of $768,000, or $0.09 per share. The charge relates to the Company's operations in Japan (Far East Segment).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK

At November 30, 2002, the Company had borrowings totaling approximately $12.6 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates. For further discussion of market risk, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

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

Dated: January 13, 2003

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

Date: January 13, 2003                        By: /s/ Leon Tempelsman
                                                  -------------------
                                                  Leon Tempelsman
                                                  (Chief Executive Officer)

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

Date: January 13, 2003                          By: /s/ William H. Moryto
                                                    ---------------------
                                                    William H. Moryto
                                                    (Chief Financial Officer)