Form 10-Q
period 2003-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2003-04-11
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003.

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

                                Yes [X]    No

     As of March 28, 2003, 8,561,414 shares of the registrant's common stock were outstanding.

Part I. Financial Information
Item I. Financial Statements

                        Lazare Kaplan International Inc.
                              Financial Highlights
               ($ in thousands, except share and per share data)

                                                            Three Months Ended        Nine Months Ended
                                                               February 28,              February 28,
                                                               (Unaudited)               (Unaudited)
                                                            2003         2002          2003         2002
                                                         ----------   ----------   ----------   ----------
Net sales                                                $   52,854   $   48,291   $  158,489   $  145,801
Cost of Sales                                                46,830       42,460      141,044      131,362
                                                         ----------   ----------   ----------   ----------
Gross profit                                                  6,024        5,831       17,445       14,439

Selling, general and administrative expenses                  4,990        4,927       14,316       14,927
Interest expense (net)                                           87          467          368        2,004
                                                         ----------   ----------   ----------   ----------
                                                              5,077        5,394       14,684       16,931
                                                         ----------   ----------   ----------   ----------

Income/(Loss) before income taxes and cumulative effect
   of change in accounting principle                            947          437        2,761       (2,492)
                                                         ----------   ----------   ----------   ----------

Income tax provision / (benefit)                                364          151        1,044         (860)
                                                         ----------   ----------   ----------   ----------

Income / (Loss) before cumulative effect of
   change in accounting principle                               583          286        1,717       (1,632)

Cumulative effect of change in accounting principle,
   net of taxes of $501                                          --           --         (972)          --
                                                         ----------   ----------   ----------   ----------
Net Income / (Loss)                                      $      583   $      286   $      745   $   (1,632)
                                                         ==========   ==========   ==========   ==========

Earnings / (Loss) per share:
Basic earnings / (loss) per share before cumulative
   effect of change in accounting principle              $     0.07   $     0.04   $     0.20   $    (0.22)
                                                         ==========   ==========   ==========   ==========

Basic earnings / (loss) per share                        $     0.07   $     0.04   $     0.09   $    (0.22)
                                                         ==========   ==========   ==========   ==========

Average number of shares outstanding during the period    8,601,055    7,701,596    8,663,692    7,501,253
                                                         ==========   ==========   ==========   ==========
Diluted earnings / (loss) per share before cumulative
   effect of change in accounting principle              $     0.07   $     0.04   $     0.20   $    (0.22)
                                                         ==========   ==========   ==========   ==========

Diluted earnings / (loss) per share                      $     0.07   $     0.04   $     0.09   $    (0.22)
                                                         ==========   ==========   ==========   ==========

Average number of shares outstanding during the period
   assuming dilution                                      8,617,187    7,766,998    8,687,986    7,501,253
                                                         ==========   ==========   ==========   ==========

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in thousands, except share data)

                                                           February 28,    May 31,
                                                            (Unaudited)   (Audited)
                                                               2003          2002
                                                           ------------   ---------
ASSETS:
   Cash and cash equivalents                                 $    938      $  1,102
   Accounts and notes receivable-net                           51,714        45,469
   Inventories - rough diamonds                                 4,474         9,468
               - polished diamonds                             66,496        64,833
   Prepaid expenses and other current assets                    6,439         6,058
   Deferred taxes                                               2,157         2,319
                                                             --------      --------
Total Current Assets                                          132,218       129,249
                                                             --------      --------

   Non-current assets - net                                     7,351         9,783
   Deferred taxes                                               8,578         8,955
                                                             --------      --------
Total Assets                                                 $148,147      $147,987
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
   Accounts payable and other current liabilities            $ 45,037      $ 45,792
                                                             --------      --------
Total Current Liabilities                                      45,037        45,792
                                                             --------      --------

   Long-term debt                                              13,071        12,089
                                                             --------      --------
Total Liabilities                                              58,108        57,881
                                                             --------      --------

Stockholders' Equity:
   Preferred stock, par value $.01 per share
      Authorized 1,500,000 shares; no shares outstanding           --            --
   Common stock, par value $1 per share
      Authorized 12,500,000;
      Issued 8,706,514 and 8,704,860 shares, respectively       8,707         8,705
   Additional paid-in capital                                  61,575        61,567
   Cumulative translation adjustment                             (294)         (215)
   Retained earnings                                           20,794        20,049
                                                             --------      --------
                                                               90,782        90,106
   Less: Treasury stock, 145,100 shares at cost                  (743)           --
                                                             --------      --------
Total Stockholders' equity                                     90,039        90,106
                                                             --------      --------
Total Liabilities and Stockholders' Equity                   $148,147      $147,987
                                                             ========      ========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                             Nine Months Ended
                                                                February 28,
                                                                (Unaudited)
                                                              2003       2002
                                                            ------------------
Cash Flows From Operating Activities:
   Net income / (loss)                                      $    745   $ (1,632)
   Adjustments to reconcile net income / (loss) to
      net cash (used in)/provided by operating activities:
      Cumulative effect of change in accounting principle        972
      Depreciation and amortization                            1,125        991
      Provision for uncollectible accounts                       (45)      (166)
      Deferred income taxes                                      539       (772)

   Changes in operating assets and liabilities:
      Accounts receivable                                     (6,200)     5,819
      Rough and Polished inventories                           3,331      5,682
      Prepaid expenses and other current assets                 (381)     3,372
      Other                                                      398        292
      Accounts payable and other current liabilities            (755)       843
                                                            -------------------
   Net cash (used in) / provided by operating activities        (271)    14,429
                                                            -------------------

Cash Flows From Investing Activities:
   Capital expenditures                                          (63)      (111)
                                                            -------------------
   Net cash used in investing activities                         (63)      (111)
                                                            ---------- --------

Cash Flows From Financing Activities:
   Decrease in short-term borrowings                              --    (12,071)
   Increase / (decrease) in long-term borrowings                 982    (13,654)
   Proceeds from issuance of common stock                         --      1,125
   Purchase of treasury stock                                   (743)        --
   Proceeds from sale of treasury stock, net                      --     10,351
   Proceeds from exercise of stock options                        10          4
                                                            -------------------
   Net cash provided by / (used in) financing activities         249    (14,245)
                                                            -------------------
   Effect of foreign currency translation adjustment             (79)       (50)
                                                            -------------------

   Net (decrease)/increase in cash                              (164)        23
   Cash and cash equivalents at beginning of year              1,102      1,128
                                                            -------------------
   Cash and cash equivalents at end of period               $    938   $  1,151
                                                            -------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and nine months ended February 28, 2003 and 2002 and its financial position as of February 28, 2003.

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

2.   Taxes

The Company's subsidiaries conduct business in foreign countries. Certain subsidiaries are not subject to US Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries. The Company has not provided deferred taxes on undistributed earnings of the applicable foreign subsidiaries, as the Company has no intention to repatriate earnings.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 28, 2003 is approximately $10,868,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $10,735,000.

At February 28, 2003 the Company has available U.S. net operating losses of $26.1 million, which expire as follows (in thousands):

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

                                          Three Months Ended      Nine Months Ended
                                              February 28,           February 28,
                                           2003        2002        2003        2002
                                         ---------   ---------   ---------   ---------
Average number of shares outstanding
   during the period                     8,601,055   7,701,596   8,663,692   7,501,253

Effect of dilutive stock options            16,132      65,402      24,294          --
                                         ---------   ---------   ---------   ---------
Average number of shares outstanding
   during the period assuming dilution   8,617,187   7,766,998   8,687,986   7,501,253
                                         =========   =========   =========   =========

4.   Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130) established rules for the reporting and display of comprehensive income and its components. Statement 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 28, 2003 and 2002, total comprehensive income was $524,000 and $312,000, respectively. For the nine months ended February 28, 2003 and 2002, total comprehensive income / (loss) was $666,000 and $(1,682,000), respectively.

5.   Lines of Credit

     The Company entered into a new long-term unsecured, revolving loan agreement in August 2002. The new agreement provides that the Company may borrow up to $30 million in the aggregate through December 1, 2004. The loan term may be extended in one year increments commencing November 30, 2003, subject to the consent of the lending banks. Borrowings under this agreement bear interest at
(a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. The proceeds of this facility are available for the Company's working capital needs. There were no outstanding borrowings under this loan agreement at February 28, 2003.

     The Company also has a $25 million and a $15 million unsecured, uncommitted line of credit with a bank. Borrowings under the $25 million line bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under the $15 million line bear interest at a rate 150 basis points above the bank's base rate. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $5.4 million at February 28, 2003.

     A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen at an interest rate 1% above Japanese LIBOR. In November 2002, the loan was amended extending its term through November 2004. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company. Outstanding borrowings under this line amounted to approximately $7.7 million at February 28, 2003.

6.   Sales to Related Parties

     During the nine month period ended February 28, 2003 the Company sold approximately $1.2 million of jewelry items to a non-employee member of the Company's board of directors.

7.   Cumulative Effect of Change in Accounting Principle

     On June 1, 2002 the Company adopted Financial Accounting Standards Board Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"). As a result, the Company ceased amortization of goodwill and other indefinite lived intangible assets. Under the transition provision of Statement 142 the Company completed its evaluation of goodwill and indefinite lived assets during the quarter ended November 30, 2002, using a discounted cash flow methodology. As a result of testing goodwill impairment in accordance with Statement 142, as of June 1, 2002, the Company recorded a non-cash charge of approximately $1.5 million ($972,000 after tax, or $0.11 per share), which has been reported under the caption "Cumulative Effect of a Change in Accounting Principle. The charge relates to the Company's operations in Japan (Far East Segment).

     The effects on earnings and earnings per share of excluding such goodwill amortization from the third quarter and first nine months of fiscal 2002 follow:

                                  Three months   Nine months
                                     ended          ended
                                         February 28,
                                     2002           2002
                                  ------------   -----------
Earnings, as reported (000's)         $ 286        $(1,632)
Earnings per share, as reported
   Basic                              $0.04        $ (0.22)
   Diluted                            $0.04        $ (0.22)

Earnings, excluding goodwill
   amortization (000's)               $ 318        $(1,536)
Earnings per share, excluding
   goodwill amortization
   Basic                              $0.04        $ (0.20)
   Diluted                            $0.04        $ (0.20)

8.   New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for, and the effect of the method used on reported results. Statement 148 is effective for fiscal years beginning after December 15, 2002, which for the Company will be effective June 1, 2003, at which time the Company will adopt additional interim disclosures.

9.   Geographic Segment Information

Revenue, gross profit and income/(loss) before income taxes and cumulative effect of change in accounting principle for the three months ended February 28, 2003 and 2002 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                    North                         Far     Elimi-    Consoli-
                                                   America    Europe   Africa    East     nations    dated
                                                   ---------------------------------------------------------
Three months ended February 28, 2003
   Net sales to unaffiliated customers             $23,858   $26,458    $ --    $2,538   $     --    $52,854
   Transfers between geographic areas                9,950       235      --        --    (10,185)        --
                                                   ---------------------------------------------------------
Total revenue                                      $33,808   $26,693    $ --    $2,538   $(10,185)   $52,854
                                                   =========================================================

Gross Profit                                       $ 5,084   $   418    $(32)   $  554   $     --    $ 6,024
                                                   =========================================================

Income/(loss) before income taxes and cumulative
   effect of change in accounting principle        $ 1,141   $   (15)   $(80)   $  (99)  $     --    $   947
                                                   =========================================================

============================================================================================================

                                                    North                         Far    Elimi-    Consoli-
                                                   America    Europe   Africa    East    nations    dated
                                                   --------------------------------------------------------
Three months ended February 28, 2002
   Net sales to unaffiliated customers             $30,464   $15,082   $(156)   $2,901   $    --    $48,291
   Transfers between geographic areas                7,782        24      --        --    (7,806)        --
                                                   --------------------------------------------------------
Total revenue                                      $38,246   $15,106   $(156)   $2,901   $(7,806)   $48,291
                                                   ========================================================

Gross Profit                                       $ 5,161   $   301   $(175)   $  544   $    --    $ 5,831
                                                   ========================================================

Income/(loss) before income taxes and cumulative
   effect of change in accounting principle        $   910   $    65   $(336)   $ (202)  $    --    $   437
                                                   ========================================================

===========================================================================================================

Revenue, gross profit and income/(loss) before income taxes and cumulative effect of change in accounting principle for the nine months ended February 28, 2003 and 2002 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                     North                        Far      Elimi-    Consoli-
                                                    America    Europe   Africa    East     nations    dated
                                                   ----------------------------------------------------------
Nine months ended February 28, 2003
   Net sales to unaffiliated customers             $ 82,958   $67,381   $   --   $8,150   $     --   $158,489
   Transfers between geographic areas                19,485       412       --             (19,897)        --
                                                   ----------------------------------------------------------
Total revenue                                      $102,443   $67,793   $   --   $8,150   $(19,897)  $158,489
                                                   ==========================================================

Gross Profit                                       $ 14,938   $ 1,013   $ (336)  $1,830   $     --   $ 17,445
                                                   ==========================================================

Income/(loss) before income taxes and cumulative
   effect of change in accounting principle        $  3,389   $     3   $ (400)  $ (231)  $     --   $  2,761
                                                   ==========================================================

Identifiable assets at February 28, 2003           $130,594   $ 4,299   $6,480   $6,815   $    (41)  $148,147
                                                   ==========================================================

=============================================================================================================

                                                     North                         Far      Elimi-    Consoli-
                                                    America    Europe    Africa    East     nations    dated
                                                   -----------------------------------------------------------
Nine months ended February 28, 2002
   Net sales to unaffiliated customers             $ 86,197   $50,352   $  (156)  $9,408   $     --   $145,801
   Transfers between geographic areas                29,976        98        --       --    (30,074)        --
                                                   -----------------------------------------------------------
Total revenue                                      $116,173   $50,450   $  (156)  $9,408   $(30,074)  $145,801
                                                   ===========================================================

Gross Profit                                       $ 11,781   $ 1,012   $  (177)  $1,823   $     --   $ 14,439
                                                   ===========================================================

Income/(loss) before income taxes and cumulative
   effect of change in accounting principle        $ (1,559)  $   350   $  (759)  $ (524)  $     --   $ (2,492)
                                                   ===========================================================

Identifiable assets at February 28, 2002           $135,481   $ 6,253   $10,931   $8,286   $   (117)  $160,834
                                                   ===========================================================

==============================================================================================================

Revenue and gross profit for the three months ended February 28, 2003 and 2002 classified by product were as follows (in thousands):

                                       Polished    Rough
                                       diamonds   diamonds    Total
                                       --------   --------   -------
Three months ended February 28, 2003
   Net Sales                            $32,973    $19,881   $52,854
                                        -------    -------   -------

   Gross Profit                         $ 5,154    $   870   $ 6,024
                                        -------    -------   -------

Three months ended February 28, 2002
   Net Sales                            $39,162    $ 9,129   $48,291
                                        -------    -------   -------

   Gross Profit                         $ 5,562    $   269   $ 5,831
                                        -------    -------   -------

================================================================================

Revenue and gross profit for the nine months ended February 28, 2003 and 2002 classified by product were as follows (in thousands):

                                       Polished    Rough
                                       diamonds   diamonds     Total
                                       --------   --------   --------
Nine months ended February 28, 2003
   Net Sales                           $103,545    $54,944   $158,489
                                       --------    -------   --------

   Gross Profit                        $ 15,523    $ 1,922   $ 17,445
                                       --------    -------   --------

Nine months ended February 28, 2002
   Net Sales                           $116,546    $29,255   $145,801
                                       --------    -------   --------

   Gross Profit                        $ 14,053    $   386   $ 14,439
                                       --------    -------   --------

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

Results of Operations

Net Sales

          Net sales for the three and nine months ended February 28, 2003 were $52.9 and $158.5 million, respectively, an increase of $4.6 and $12.7 million, as compared to the prior year.

          Polished diamond revenue for the three and nine months ended February 28, 2003 was $33.0 and $103.5 million, respectively, as compared to $39.2 and $116.5 million in the prior year. The decrease in polished sales primarily reflects softness in consumer demand attributable to difficult financial conditions in the United States and Southeast Asia.

          Rough diamond sales were $19.9 and $54.9 million, an increase of $10.8 and $25.7 million for the three and nine months ended February 28, 2003, respectively, as compared to the prior year. The increase from the prior year is attributable to increased sourcing of rough diamonds.

Gross Profit

          During the three months ended February 28, 2003 gross margin on net polished sales was 15.6% compared to 14.2% in the third quarter of last year. For the nine months ended February 28, 2003 gross margin on net polished sales was 15.0% compared to 12.1% in the same period last year. The increase in polished gross margin percentage reflects a shift in the sales mix toward larger higher margin stones and a reduction in sales incentives offered to liquidate slower moving inventory compared to the same period last year.

          Rough gross margin during the three and nine month periods ended February 28, 2003 was 4.4% and 3.5%, respectively, compared to 2.9% and 1.3% in the comparable prior year periods. The increase in rough gross margin percentage primarily reflects a recovery of trading margins to levels in line with the Company's historical experience.

          As a result of the foregoing, overall gross margin percentage during the three month period ended February 28, 2003 was 11.4% compared to 12.1% in the third quarter last year. For the nine months ended February 28, 2003 overall gross margin on net sales was 11.0% compared to 9.9% for the same period last year.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the three and nine months ended February 28, 2003 were $5.0 and $14.3 million, respectively, as compared to $4.9 and $14.9 million for the same periods in the prior year. The increase for the current quarter and decrease for the nine months ended February 28, 2003 reflects the effect of cost reduction programs offset by increases in insurance costs.

Interest Expense

          Net interest expense for the three and nine months ended February 28, 2003 was $87,000 and $368,000, respectively, as compared to $467,000 and $2,004,000 for the same periods in the prior year. The decrease was due to reduced levels of borrowing and lower interest rates during the current period compared to the same period last year.

Income Tax

          The Company's effective tax rate for nine months ended February 28, 2003 was 37.8% as compared to 34.5% for the prior year. This increase is primarily attributable to increased income in higher tax rate jurisdictions.

Liquidity and Capital Resources

          The Company's working capital at February 28, 2003 was $87.2 million, which was $3.7 million greater than its working capital at May 31, 2002. This increase primarily reflects an increase in current assets derived from earnings before non-cash charges.

          The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes. It also maintains $40 million of uncommitted lines of credit (approximately $5.4 million outstanding at February 28, 2003) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $7.7 million outstanding at February 28, 2003) that is used in support of its operations in Japan.

          Stockholders' equity was $90.0 million at February 28, 2003 as compared to $90.1 million at May 31, 2003. No dividends were paid to stockholders during the nine months ended February 28, 2003.

          The Company believes that it has the ability to meet its current and anticipated financing needs for the next twelve months.

Cumulative Effect of Change in Accounting Principle

          On June 1, 2002 the Company adopted Financial Accounting Standards Board Standard No. 142, Goodwill and Other Intangible Assets ("Statement 142"). As a result, the Company ceased amortization of goodwill and other indefinite lived intangible assets. Under the transition provision of Statement 142 the Company completed its evaluation of goodwill and indefinite lived assets during the quarter ended November 30, 2002, using a discounted cash flow methodology. As a result of testing goodwill impairment in accordance with Statement 142, as of June 1, 2002, the Company recorded a non-cash charge of approximately $1.5 million ($972,000 after tax, or $0.11 per share), which has been reported under the caption "Cumulative Effect of a Change in Accounting Principle". The charge relates to the Company's operations in Japan (Far East Segment).

          The effects on earnings and earnings per share of excluding such goodwill amortization from the third quarter and first nine months of fiscal 2002 follow:

                                  Three months   Nine months
                                     ended          ended
                                         February 28,
                                  --------------------------
                                      2002          2002
                                  ------------   -----------
Earnings, as reported (000's)         $ 286        $(1,632)
Earnings per share, as reported
   Basic                              $0.04        $ (0.22)
   Diluted                            $0.04        $ (0.22)

Earnings, excluding goodwill
   amortization (000's)               $ 318        $(1,536)
Earnings per share, excluding
   goodwill amortization
   Basic                              $0.04        $ (0.20)
   Diluted                            $0.04        $ (0.20)

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for, and the effect of the method used on reported results. Statement 148 is effective for fiscal years beginning after December 15, 2002, which for the Company will be effective June 1, 2003, at which time the Company will adopt additional interim disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At February 28, 2003, the Company had borrowings totaling approximately $13.1 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates. For further discussion of market risk, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.

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

                                             LAZARE KAPLAN INTERNATIONAL INC.


                                             By /s/ William H. Moryto
                                                --------------------------------
                                                William H. Moryto
                                                Vice President and
                                                Chief Financial Officer

Dated: April 11, 2003

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


Date: April 11, 2003                         By: /s/ Leon Tempelsman
                                                 -------------------------------
                                                 Leon Tempelsman
                                                 (Chief Executive Officer)

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


Date: April 11, 2003                         By: /s/ William H. Moryto
                                                 -------------------------------
                                                 William H. Moryto
                                                 (Chief Financial Officer)