Form 10-K
period 2003-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2003-08-26
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

                          Commission file number 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-2728690
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

       19 West 44th Street 10036
(Address of principal executive offices)                         (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 15, 2003, 8,526,414 of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $52,011,125.

                      DOCUMENTS INCORPORATED BY REFERENCE

     2003 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

     2003 Annual Report to Stockholders for the fiscal year ended May 31, 2003 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                     Part 1

Item 1. Description of Business

The Company

     Lazare Kaplan International Inc. (the "Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest U.S. provider of ideal cut diamonds. In addition, through a cooperative agreement with the largest Russian diamond mining company, the Company cuts and polishes commercial diamonds at several diamond cutting facilities in Russia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

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

Diamond Supply

     The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The Diamond Trading Company ("DTC"), which is affiliated with De Beers, is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London to a select group of clients ("sightholders") which, according to published reports, number approximately 80, including the Company. Based upon published reports, the Company believes that approximately 60% of the world's current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase substantially all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

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

     In July 2000, the DTC announced significant changes in its approach to rough diamond marketing. In brief, the DTC stated that it will stop open market purchases and alter its market control and pricing policies. Henceforth, the DTC has said it will focus on selling its own mining productions through its "Supplier of Choice" marketing programs. These policy changes are intended to drive consumer demand for diamond jewelry by fostering the development of efficient distribution networks that stimulate demand, support the emergence of internationally recognized brands to meet consumer needs, supply clients with a consistent supply of rough diamonds and encourage and support additional investment in marketing and advertising programs with the goal of developing an industry led by advertising and marketing support.

     In June 2003, the Company was notified that it was selected by the DTC to become a Sightholder under the Supplier of Choice Program. The Company believes it is well positioned to benefit from these changes in the DTC's approach to diamond marketing. However, there can be no assurance that this policy change will not have a material adverse effect on the Company's operations.

     In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

     Through February 2009, the Company's wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") has an exclusive agreement with a wholly-owned subsidiary of General Electric Company ("GE") under which POL could market natural diamonds that have undergone a new process to improve the color of certain all-natural gem diamonds without reducing their all-natural content. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted by GE before the final cutting and polishing by the Company. The process will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new process. Each diamond sold by POL will be laser inscribed with a unique brand name and identification number. After careful study, a brand name, Bellataire'TM', was selected for the consumer launch.

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

     As a concerned member of the diamond industry and global community at large, the Company fully supports a policy which prohibits the purchase of diamonds illicitly seized and sold by rebel forces in Africa. As it has in the past, the Company will continue to condemn trading in illicit diamonds, a position which reflects the Company's leadership in the industry. Furthermore, the Company fully complies with and supports the Kimberly Process and the resolutions adopted by the United Nations as well as concerned regional and international governments and various industry trade associations in attempting to isolate and eliminate the trade in illicit stones.

Cutting and Polishing

     Commencement of the Company's operations in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK ALROSA of Russia for the cutting, polishing and marketing of large gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.6 billion, accounting for approximately 20% of the world's supply of diamonds. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds believed by the Company to be suitable for processing. The Company received its first shipment of polished stones produced at this facility during November 1997. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish additional diamond cutting facilities. At present, the Company's operations in Russia are consolidated in two facilities, both of which are fully operational. These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. ALROSA has agreed to supply up to $100 million per year (at rough diamond cost) for ten years of rough gem diamonds believed by the Company to be suitable for processing in these facilities. These facilities have the capacity to cut and polish in excess of $150 million (at rough diamond cost) per year of rough gem diamonds. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of $62 million of financing which ALROSA received from a United States commercial bank guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment was used by ALROSA to increase production in its diamond mines. Pursuant to the ALROSA II Agreement, ALROSA has borrowed approximately $40 million backed by loan guarantees from Eximbank and could apply for additional financing. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment and expand mining production. Any interruption in the supply of diamonds from Russia could have a material adverse effect on the Company.

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

     The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                                              ------------------
                                                              2003   2002   2001
--------------------------------------------------------------------------------
United States                                                  36%    42%    28%
Far East                                                        9%    11%     9%
Europe, Israel & Other                                         55%    47%    63%
--------------------------------------------------------------------------------
                                                              100%   100%   100%
                                                              ==================

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

Employees

     At July 31, 2003, the Company had 183 full-time employees including 8 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

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

     In June 2003, the Company entered into a lease for 17,351 square feet of office space, a portion of which will be devoted to sales rooms, at 19 West 44th Street, New York City, for a term expiring September 30, 2015 at an annual rental rate of approximately $594,000 (subject to escalations). This location will serve as the Company's new Corporate headquarters.

     The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 12,650 square feet.

     The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2015 at an annual rental rate of approximately $50,000. The Company has the right to terminate the lease on May 31, 2006, 2009, and 2012.

     The Company owns a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

     The Company leases office space in Hong Kong for a term expiring April 30, 2004 at an annual rental rate of 481,200 Hong Kong dollars (approximately $62,000).

     The Company leases office space in Tokyo for a term expiring August 31, 2006 at an annual rental rate of 18,200,000 Japanese Yen (approximately $150,000).

     The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.

Item 3. Legal Proceedings

     The Company is not involved in any significant legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Company

     The following table sets forth information regarding executive officers of the Company.

NAME                         POSITION          AGE
----                         --------          ---
Maurice Tempelsman   Chairman of the Board     74

Leon Tempelsman      Vice Chairman of the
                     Board and President       47

William H. Moryto    Vice President and
                     Chief Financial Officer   45

     All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2002. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

     At May 31, 2003, the Company had borrowings totaling approximately $16.8 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

Item 8. Financial Statements and Supplementary Data

     (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

          (i)  Report of Ernst & Young LLP

          (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 2003.

          (iii) Consolidated Balance Sheets as at May 31, 2003 and May 31, 2002.

          (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 2003.

          (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2003.

          (vi) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

                                    Part III

     Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2003.

                                     Part IV

Item 14. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item .15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1.   The response to this portion of Item 15 is set forth in Item 8 of
               Part II hereof.

          2.   Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2003.

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                           COLUMN B             COLUMN C              COLUMN D     COLUMN E
-------------------------------   ----------   ---------------------------   ----------   ----------
                                                       Additions
                                               ---------------------------
                                  Balance at   Charged to     Charged to                  Balance at
                                  beginning    costs and    other accounts   Deductions      end
Description                       of period     expenses       describe       describe    of period
-------------------------------   ----------   ----------   --------------   ----------   ----------
YEAR ENDED MAY 31, 2003:

Allowance for doubtful accounts   $  424,000    $179,000         $--         $ 80,000(A)  $  523,000
                                  ----------    --------         ---         --------     ----------
YEAR ENDED MAY 31, 2002:

Allowance for doubtful accounts   $1,103,000    $(49,000)        $--         $630,000(A)  $  424,000
                                  ----------    --------         ---         --------     ----------
YEAR ENDED MAY 31, 2001:

Allowance for doubtful accounts   $1,065,118    $382,000         $--         $344,118(A)  $1,103,000
                                  ----------    --------         ---         --------     ----------

(A)  Amounts written off.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

     (b)  None.

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

     (e) Revolving Credit Agreement, dated as of August 14, 2002, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders - incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended
          May 31, 2002 filed with the Commission on August 28, 2002.

     (f) Agreement, dated as of October 12, 2001, between Antwerpse Diamantbank NV and Lazare Kaplan International Inc. relating to $25,000,000 (U.S.) facility incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended
          May 31, 2002 filed with the Commission on August 28, 2002.


     (g) Agreement, dated as of October 12, 2001, between Antwerpse Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to $15,000,000 (U.S.) facility incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended
          May 31, 2002 filed with the Commission on August 28, 2002.


     (h) Credit Facility Agreement, dated as of November 29, 2002, between ABN Amro Bank N.V., Tokyo branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc.

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

     (r) Lease Agreement between EBs Forty-Fourth Property Associates LLC and Lazare Kaplan International Inc. dated June 6, 2003.

     (s) Amendment to the Revolving Credit Agreement, dated May 28, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank

          N.V. and Bank Leumi USA, as Bank Lenders

(13) 2003 Annual Report to Security Holders - incorporated herein by reference to the Company's 2003 Annual Report to Stockholders to be filed with the Commission.

(21) Subsidiaries

(23) Consent of Ernst & Young, LLP

(31.1) Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as
     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as
     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LAZARE KAPLAN INTERNATIONAL INC.


                                               By /s/ William H. Moryto
                                                  ------------------------------
                                               William H. Moryto, Vice President
                                               and Chief Financial Officer

Dated: August 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                   Date
---------                              -----                   ----


/s/ Maurice Tempelsman         Chairman of the           August 26, 2003
---------------------------    Board of Directors
(Maurice Tempelsman)


/s/ Leon Tempelsman            Vice Chairman of the      August 26, 2003
---------------------------    Board of Directors and
(Leon Tempelsman)              President (principal
                               executive officer)


/s/ Lucien Burstein            Director                  August 26, 2003
---------------------------
(Lucien Burstein)


/s/ Richard A. Berenson        Director                  August 26, 2003
---------------------------
(Richard A. Berenson)


/s/ Myer Feldman               Director                  August 26, 2003
---------------------------
(Myer Feldman)


/s/ Robert A. Del Genio        Director                  August 26, 2003
---------------------------
(Robert A. Del Genio)


/s/ William H. Moryto          Vice President and        August 26, 2003
---------------------------    Chief Financial Officer
(William H. Moryto)            (principal financial
                               and accounting officer)

                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as................... 'r'