Form 10-Q
period 2003-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2003-10-14
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM _____________ TO _____________

                           Commission File No. 1-7848

                        LAZARE KAPLAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                          13-2728690
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

             19 West 44th Street, New York, NY                     10036
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

         As of September 30, 2003, 8,527,248 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information                                                             Page
                                                                                      -------------
      Item 1.      Financial Statements (Unaudited)

                   Consolidated statements of operations                                   3
                         Three months ended August 31, 2003 and 2002

                   Consolidated balance sheets                                             4
                         August 31, 2003 and May 31, 2003

                   Consolidated statements of cash flows                                   5
                         Three months ended August 31, 2003 and 2002

                   Notes to consolidated financial statements                            6 - 9
                         August 31, 2003

      Item 2.      Management's Discussion and Analysis of Financial                    10 - 12
                   Condition and Results of Operations

      Item 3.      Quantitative and Qualitative Disclosure of Market Risk                  13

      Item 4.      Controls and Procedures                                                 13

Part II. Other Information

      Item 6.      Exhibits and Reports on Form 8-K                                        13

Signature                                                                                  14


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(In thousands, except per share and per share data)


Three months ended August 31, (unaudited)                             2003          2002
-------------------------------------------------------------------------------------------
Net sales                                                          $   54,108    $   53,888
Cost of Sales                                                          47,990        48,765
-------------------------------------------------------------------------------------------
                                                                        6,118         5,123
-------------------------------------------------------------------------------------------
Selling, general and administrative expenses                            5,380         4,625
Interest expense, net of interest income                                  164           158
-------------------------------------------------------------------------------------------
                                                                        5,544         4,783
-------------------------------------------------------------------------------------------
Income before income taxes                                                574           340
Income tax provision                                                      207           136
-------------------------------------------------------------------------------------------
Income before cumulative effect of change in
         accounting principle                                             367           204
Cumulative effect of change in accounting principle, net of tax    $     --            (972)
-------------------------------------------------------------------------------------------
NET INCOME / (LOSS)                                                $      367    $     (768)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

EARNINGS / (LOSS) PER SHARE
Basic earnings per share before cumulative
     effect of change in accounting principle                      $     0.04    $     0.02
-------------------------------------------------------------------------------------------
Basic earnings / (loss) per share                                  $     0.04    $    (0.09)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Average number of shares outstanding during the period              8,526,414     8,705,303
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Diluted earnings per share before cumulative
     effect of change in accounting principle                     $      0.04   $      0.02
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Diluted earnings / (loss) per share                               $      0.04   $     (0.09)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Average number of shares outstanding during the period
    assuming dilution                                               8,562,517     8,705,303
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share data)



                                                                        August 31,       May 31,
                                                                       (Unaudited)      (Audited)
                                                                           2003            2003
--------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
      Cash and cash equivalents                                            $    186       $    477
      Accounts receivable, net                                               63,619         57,360
      Inventories, net
           Rough stones                                                      10,380          5,764
          Polished stones                                                    78,865         72,473
--------------------------------------------------------------------------------------------------
                  Total inventories                                          89,245         78,237
--------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                               6,084          6,124
      Deferred tax assets-current                                             1,384          1,425
--------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                        160,518        143,623
      Non-current assets, net                                                 7,748          7,319
      Deferred tax assets, net                                                9,374          9,469
--------------------------------------------------------------------------------------------------
                                                                           $177,640       $160,411
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
      Accounts payable and other current liabilities                       $ 53,884       $ 53,448
--------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                    53,884         53,448
      Long-term debt                                                         33,193         16,756
--------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                            87,077         70,204
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share:
         Authorized 1,500,000 shares; no shares issued or outstanding          --             --
      Common stock, par value $1 per share
         Authorized 12,000,000 shares; issued 8,706,514
            in August and May 2003                                            8,707          8,707
      Additional paid-in capital                                             61,575         61,575
      Cumulative translation adjustment                                        (295)          (284)
      Retained earnings                                                      21,510         21,143
--------------------------------------------------------------------------------------------------
                                                                             91,497         91,141
      Less treasury stock 180,100 shares at cost                               (934)          (934)
--------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                   90,563         90,207
--------------------------------------------------------------------------------------------------
                                                                           $177,640       $160,411
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)



Three months ended August 31, (unaudited)                                        2003               2002
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
         Net income / (loss)                                                        $    367            $  (768)
         Adjustments to reconcile net income to net cash
           used in operating activities:
              Depreciation and amortization                                              280                292
              Provision for uncollectible accounts                                        30                 30
              Deferred income taxes                                                      136                133
             Cumulative effect of change in method of accounting                           -                972
         Changes in operating assets and liabilities:
            Accounts receivable                                                       (6,289)            (6,457)
            Rough and Polished inventories                                           (11,008)              (991)
            Prepaid expenses and other current assets                                     40                 56
            Other assets                                                                 112               (165)
            Accounts payable and other current liabilities                               436             (2,318)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (15,896)            (9,216)
----------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Capital expenditures                                                                    (821)               (17)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (821)               (17)
----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Increase in long-term borrowings                                                      16,437              9,872
Proceeds from issuance of common stock                                                     -                  1
Proceeds from exercise of stock options                                                    -                  5
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             16,437              9,878
----------------------------------------------------------------------------------------------------------------

Effect of foreign currency translation adjustment                                        (11)               (66)
----------------------------------------------------------------------------------------------------------------
Net (decrease) / increase in cash and cash equivalents                                  (291)               579
Cash and cash equivalents at beginning of period                                         477              1,102
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    186            $ 1,681
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2003 and 2002 and its financial position as of August 31, 2003.

The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2003. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2.       Stock Incentive Plans

         The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company's income /
(loss) and income / loss per common share would have been as follows:



Three months ended August 31,                           2003              2002
--------------------------------------------------------------------------------------
(In thousands, except per share data)

Net income / (loss) as reported                               $ 367            $ (768)
   Less:
     Stock-based employee compensation,
       net of taxes                                             (77)              (92)
--------------------------------------------------------------------------------------
Pro forma                                                     $ 290            $ (860)
--------------------------------------------------------------------------------------

Earnings / (loss) per share:
   As reported:
     Basic                                                    $0.04            $(0.09)
     Diluted                                                  $0.04            $(0.09)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
   Pro forma:
     Basic                                                    $0.03            $(0.10)
     Diluted                                                  $0.03            $(0.10)
--------------------------------------------------------------------------------------


3.       Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2003 is approximately $10,891,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $10,758,000.

At August 31, 2003 the Company has available U.S. net operating loss carryforwards of $27.2 million, which expire as follows (in thousands):


    Year                   Net Operating Losses
--------------             --------------------
    2010                        $    66
    2012                            405
    2013                          3,881
    2014                         12,268
    2015                            298
    2016                            120
    2017                         10,190
                                -------
                                $27,228
                                -------


4.       Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.


Three months ended August 31, (unaudited)                     2003             2002
------------------------------------------------------------------------------------------
Average number of shares outstanding
     during the period                                         8,526,414        8,705,303

Effect of dilutive stock options                                  36,103               --

------------------------------------------------------------------------------------------
Average number of shares outstanding
     during the period assuming dilution                       8,562,517        8,705,303
------------------------------------------------------------------------------------------

5.       Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2003 and 2002, total comprehensive income/(loss) was $356,000 and $(834,000), respectively.

6.       Lines of Credit

         The Company has a long-term unsecured, revolving loan agreement under which it may borrow up to $30 million in the aggregate through December 1, 2004. The loan term may be extended in one year increments commencing November 30, 2003, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $10.0 million at August 31, 2003.

         The Company also has a $15 million and a $25 million unsecured, uncommitted lines of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $16.3 million at August 31, 2003.

         A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $6.9 million outstanding at August 31, 2003) at an interest rate 1% above Japanese LIBOR through December 1, 2004. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

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

8.       New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. This Interpretation applies to all Variable Interest Entities created after January 31, 2003. Adoption is required for public companies at the end of periods ending after December 15, 2003. The Company has not yet determined the effect of this Interpretation on its financial position and results of operations.

9.         Segment Information

GEOGRAPHIC SEGMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2003 and 2002 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):



                                                North                                 Far        Elimi-       Consoli-
                                               America       Europe      Africa       East       nations        dated
                                            ------------------------------------------------------------------------------

Three months ended August 31, 2003

   Net sales to unaffiliated customers           $ 20,088      $30,924      $   --     $3,096      $     --      $ 54,108
   Transfers between geographic areas              12,740           45          --                  (12,785)           --
--------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $ 32,828      $30,969      $   --     $3,096      $(12,785)     $ 54,108
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $  4,857      $   521      $   --      $ 740      $     --      $  6,118
--------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                $  1,023      $   187      $ (491)    $ (145)     $     --      $    574
--------------------------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2003           $155,558      $ 9,640      $4,771     $7,836      $   (165)     $177,640
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Three months ended August 31, 2002

   Net sales to unaffiliated customers           $ 27,695      $23,340      $   --     $2,853      $     --      $ 53,888
   Transfers between geographic areas               2,592                       --                   (2,592)           --
--------------------------------------------------------------------------------------------------------------------------
Total revenue                                    $ 30,287      $23,340      $   --     $2,853      $ (2,592)     $ 53,888
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     $  4,199      $   292      $   --      $ 632      $     --      $  5,123
--------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes
   and cumulative effect of change
   in accounting principle                       $    442      $     7      $   (6)    $ (103)     $     --      $    340
--------------------------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2002           $136,752      $ 3,068      $7,125     $7,850      $    (82)     $154,713
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Revenue and gross profit for the three months ended August 31, 2003 and 2002 classified by product were as follows (in thousands):


                                                     Polished       Rough        Total
------------------------------------------------------------------------------------------
Three months ended August 31, 2003

   Net Sales                                             $32,462      $21,646     $54,108
------------------------------------------------------------------------------------------
   Gross Profit                                          $ 5,322      $   796     $ 6,118
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Three months ended August 31, 2002

   Net Sales                                             $31,397      $22,491     $53,888
------------------------------------------------------------------------------------------
   Gross Profit                                          $ 4,298      $   825     $ 5,123
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Introduction

         This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Results of Operations

Net Sales

         Net sales during the three months ended August 31, 2003 were $54.1 million compared to $53.9 million in sales during the comparable period last year.

         Revenue from the sale of polished diamonds was $32.5 million for the three months ended August 31, 2003 compared to $31.4 million in the comparable period last year. The increase in polished sales primarily reflects strengthening in consumer demand in the United States coupled with efforts by the Company to expand product offerings and increase distribution resources.

         Rough diamond sales were $21.6 million for the three months ended August 31, 2003 compared to $22.5 million in the comparable period last year. The decrease from the prior year is attributable to decreased sourcing of rough diamonds.

Gross Profit

         During the three months ended August 31, 2003 gross margin on net polished sales was $5.3 million, or 16.4%, compared to $4.3 million, or 13.7%, in the comparable period last year. The increase in gross margin is primarily attributable to a favorable shift in mix toward the sale of higher margin stones as compared to the same period last year. Rough gross margin during the three months ended August 31, 2003 and 2002 was 3.7%. As a result of the foregoing, overall gross margin percentage increased to 11.3% in the current period compared to 9.5% for the same period last year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended August 31, 2003 were $5.4 million, compared to $4.6 million for the same period last year. This increase primarily reflects increased advertising and personnel costs directed toward expanding distribution and product offerings.

Interest Expense

         Net interest expense for the three month periods ended August 31, 2003 and 2002 was $0.2 million. Interest expense for the period ended August 31, 2003 benefited from lower borrowing rates compared to the same period last year. This benefit was offset by the impact of increased current period borrowings.

Income Tax

         The Company's effective tax rate for the three months ended August 31, 2003 was 36.1% compared to 40.0% in the same period last year. This decrease is primarily attributable to a higher percentage of income derived in lower tax rate jurisdictions during the current quarter.

Liquidity and Capital Resources

         The Company's working capital at August 31, 2003 was $106.6 million, which was $16.5 million greater than its working capital at May 31, 2003. This increase primarily reflects higher inventory and accounts receivable levels funded by borrowings reflected as noncurrent.

         The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes ($10.0 million outstanding at August 31, 2003). It also maintains $40 million of uncommitted lines of credit (approximately $16.3 million outstanding at August 31, 2003) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $6.9 million outstanding at August 31, 2003) that is used in support of its operations in Japan.

         Stockholders' equity was $90.6 million at August 31, 2003 as compared to $90.2 million at May 31, 2003. No dividends were paid to stockholders during the three months ended August 31, 2003.

         The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. This Interpretation applies to all Variable Interest Entities created after January 31, 2003. Adoption is required for public companies at the end of periods ending after December 15, 2003. The Company has not yet determined the effect of this Interpretation on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK

At August 31, 2003, the Company had borrowings totaling approximately $33.2 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.


ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

PART 2

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
-------             --------------------------------
(a)                 Exhibits

(31)                Rule 13a - 14(a) / 15d - 14 (a) Certifications

(32)                Section 1350 Certifications

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



Dated: October 14, 2003