Form 10-Q
period 2003-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2004-01-09
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     As of December 22, 2003, 8,497,248 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

                                                                                  Page
                                                                                -------
Part I.    Financial Information

           Item 1.   Financial Statements (Unaudited)

                     Consolidated income statements
                        Three and six months ended November 30, 2003 and 2002      3

                     Consolidated balance sheets
                        November 30, 2003 and May 31, 2003                         4

                     Consolidated statements of cash flows
                        Six months ended November 30, 2003 and 2002                5

                     Notes to consolidated financial statements
                        November 30, 2003                                        6 - 11

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                     12 - 14

           Item 3.   Quantitative and Qualitative Disclosure of Market Risk        15

           Item 4.   Controls and Procedures                                       15

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                              15

Signature                                                                          16

CONSOLIDATED INCOME STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except per share and per share data)

                                                                     Three Months Ended         Six Months Ended
                                                                  -----------------------   -----------------------
November 30, (unaudited)                                             2003         2002         2003         2002
                                                                  ----------   ----------   ----------   ----------
Net sales                                                         $   52,390   $   51,747   $  106,498   $  105,635
Cost of Sales                                                         46,833       45,449       94,823       94,214
                                                                  ----------   ----------   ----------   ----------
                                                                       5,557        6,298       11,675       11,421
                                                                  ----------   ----------   ----------   ----------
Selling, general and administrative expenses                           5,226        4,701       10,606        9,326
Interest expense, net of interest income                                 159          123          323          281
                                                                  ----------   ----------   ----------   ----------
                                                                       5,385        4,824       10,929        9,607
                                                                  ----------   ----------   ----------   ----------
Income before income taxes                                               172        1,474          746        1,814
Income tax provision                                                      62          544          269          680
                                                                  ----------   ----------   ----------   ----------
Income before cumulative effect of change in accounting
   principle                                                             110          930          477        1,134
Cumulative effect of change in accounting principle, net of tax           --           --           --         (972)
                                                                  ----------   ----------   ----------   ----------
NET INCOME                                                        $      110   $      930   $      477   $      162
                                                                  ==========   ==========   ==========   ==========

EARNINGS PER SHARE
Basic earnings per share before cumulative effect of change in
   accounting principle                                           $     0.01   $     0.11   $     0.06   $     0.13
                                                                  ==========   ==========   ==========   ==========
Basic earnings per share                                          $     0.01   $     0.11   $     0.06   $     0.02
                                                                  ==========   ==========   ==========   ==========
Average number of shares outstanding during the period             8,527,040    8,705,745    8,526,771    8,705,492
                                                                  ==========   ==========   ==========   ==========

Diluted earnings per share before cumulative effect of change
   in accounting principle                                        $     0.01   $     0.11   $     0.06   $     0.13
                                                                  ==========   ==========   ==========   ==========
Diluted earnings per share                                        $     0.01   $     0.11   $     0.06   $     0.02
                                                                  ==========   ==========   ==========   ==========
Average number of shares outstanding during the period
   assuming dilution                                               8,599,946    8,711,042    8,581,275    8,733,867
                                                                  ==========   ==========   ==========   ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                            November 30,    May 31,
                                                             (Unaudited)   (Audited)
                                                                2003          2003
                                                            ------------   ---------
Assets
CURRENT ASSETS:
   Cash and cash equivalents                                  $    449      $    477
   Accounts and notes receivable, net                           61,462        57,360
   Inventories, net
      Rough stones                                               9,811         5,764
      Polished stones                                           79,348        72,473
                                                              --------      --------
            Total inventories                                   89,159        78,237
                                                              --------      --------
   Prepaid expenses and other current assets                     6,583         6,124
   Deferred tax assets-current                                   1,414         1,425
                                                              --------      --------
         TOTAL CURRENT ASSETS                                  159,067       143,623
   Other non-current assets, net                                 7,887         7,319
   Deferred tax assets, net                                      9,443         9,469
                                                              --------      --------
                                                              $176,397      $160,411
                                                              ========      ========

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
   Accounts payable and other current liabilities             $ 51,815      $ 53,448
                                                              --------      --------
         TOTAL CURRENT LIABILITIES                              51,815        53,448
   Long-term debt                                               33,875        16,756
                                                              --------      --------
         TOTAL LIABILITIES                                      85,690        70,204
                                                              --------      --------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share:
      Authorized 1,500,000 shares; no shares outstanding            --            --
   Common stock, par value $1 per share
      Authorized 12,000,000 shares; issued 8,707,348
         at November and 8,706,514 at May 2003, respectively     8,707         8,707
   Additional paid-in capital                                   61,578        61,575
   Cumulative translation adjustment                              (264)         (284)
   Retained earnings                                            21,620        21,143
                                                              --------      --------
                                                                91,641        91,141
   Less treasury stock 180,100 shares at cost                     (934)         (934)
                                                              --------      --------
         TOTAL STOCKHOLDERS' EQUITY                             90,707        90,207
                                                              --------      --------
                                                              $176,397      $160,411
                                                              ========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

Six months ended November 30, (unaudited)                      2003       2002
                                                             --------   -------
Cash Flows From Operating Activities:
   Net income                                                $    477   $   162
   Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                             592       838
        Provision for uncollectible accounts                       30        60
        Deferred income taxes                                      37       172
        Cumulative effect of change in method of accounting        --       972
   Changes in operating assets and liabilities:
        Accounts receivable                                    (4,132)   (3,594)
        Rough and Polished inventories                        (10,922)    3,382
        Prepaid expenses and other current assets                (459)     (529)
        Other assets                                               86       362
        Accounts payable and other current liabilities         (1,633)   (2,592)
                                                             --------   -------
Net cash used in operating activities                         (15,924)     (767)
                                                             ========   =======

Cash Flows From Investing Activities:
Capital expenditures                                           (1,249)      (41)
                                                             --------   -------
Net cash used in investing activities                          (1,249)      (41)
                                                             ========   =======

Cash Flows From Financing Activities:
Increase in long-term borrowings                               17,119       554
Proceeds from exercise of stock options                             3         6
                                                             --------   -------
Net cash provided by financing activities                      17,122       560
                                                             ========   =======

Effect of foreign currency translation adjustment                  23       (20)
                                                             --------   -------
Net decrease in cash and cash equivalents                         (28)     (268)
Cash and cash equivalents at beginning of period                  477     1,102
                                                             --------   -------
Cash and cash equivalents at end of period                   $    449   $   834
                                                             ========   =======

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim Financial Reporting

     This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and six months ended November 30, 2003 and 2002 and its financial position as of November 30, 2003.

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

2.   Stock Incentive Plans

     The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company's income and income per common share would have been as follows:

                                           Three Months Ended   Six Months Ended
                                           ------------------   ----------------
November 30,                                   2003    2002       2003    2002
(In thousands, except per share data)         -----   -----      -----   -----
Net income as reported                        $ 110   $ 930      $ 477   $ 162
   Less:
      Stock-based employee compensation,
         net of taxes                           (77)    (92)      (154)   (184)
                                              -----   -----      -----   -----
Pro forma                                     $  33   $ 838      $ 323   $ (22)
                                              -----   -----      -----   -----
Earnings per share:
   As reported:
      Basic                                   $0.01   $0.11      $0.06   $0.02
      Diluted                                 $0.01   $0.11      $0.06   $0.02
                                              =====   =====      =====   =====
   Pro forma:
      Basic                                   $  --   $0.10      $0.04   $  --
      Diluted                                 $  --   $0.10      $0.04   $  --
                                              =====   =====      =====   =====

3.   Accounting Policies and New Pronouncements

     From time to time the Company retains an economic interest in the future profits and losses of rough diamonds it sells to certain third parties. In such situations, the Company defers recognition of sales until the diamonds are resold and profit or loss is determinable.

     Where the Company believes profitability can be maximized, the Company may combine, and jointly sell, certain of its rough stones with those of other wholesalers. Under certain circumstances, primarily related to foreign sales, the wholesaler assumes responsibility for billing and collection efforts. While the ultimate sales are made to multiple third parties the resulting accounts receivable are aggregated for purposes of determining concentration of credit risk.

     In January 2003, the Financial Accounting Standards Board issued and, in December 2003, revised Financial Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. This Interpretation applies to all Variable Interest Entities. Adoption is required for public companies at the end of periods ending after December 15, 2003. The Company has not yet determined the effect of this Interpretation on its financial position and results of operations.

4.   Taxes

     The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2003 is approximately $10,990,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $10,857,000.

     At November 30, 2003 the Company has available U.S. net operating loss carryforwards of $27.2 million, which expire as follows (in thousands):

       Net Operating
Year      Losses
----   -------------
2010      $    66
2012          405
2013        3,881
2014       12,268
2015          298
2016          120
2017       10,190
          -------
          $27,228
          =======

5.   Earnings Per Share

     Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

                                           Three Months Ended       Six Months Ended
                                         ---------------------   ---------------------
November 30, (unaudited)                    2003        2002        2003        2002
                                         ---------   ---------   ---------   ---------
Average number of shares outstanding
   during the period                     8,527,040   8,705,745   8,526,771   8,705,492

Effect of dilutive stock options            72,906       5,297      54,504      28,375
                                         ---------   ---------   ---------   ---------
Average number of shares outstanding
   during the period assuming dilution   8,599,946   8,711,042   8,581,275   8,733,867
                                         =========   =========   =========   =========

6.   Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2003 and 2002, total comprehensive income was $141,000 and $976,000, respectively. For the six months ended November 30, 2003 and 2002, total comprehensive income was $497,000 and $142,000, respectively.

7.   Lines of Credit

     The Company has a long-term unsecured, revolving loan agreement under which it may borrow up to $30 million in the aggregate through December 1, 2005. The loan term may be extended in one year increments commencing November 30, 2004, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $10.0 million at November 30, 2003.

     The Company also has a $15 million and a $25 million unsecured, uncommitted lines of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $17.1 million at November 30, 2003.

     A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $6.8 million outstanding at November 30, 2003) at an interest rate 1% above Japanese LIBOR through December 1, 2005. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

8.   Cumulative Effect of Change in Accounting Principle

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

9.   Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended November 30, 2003 and 2002 classified by geographic area, which was determined by where sales originated, were as follows (in thousands):

                                          North                         Far     Elimi-    Consoli-
                                         America    Europe   Africa    East    nations      dated
                                         -------   -------   ------   ------   --------   --------
Three months ended November 30, 2003
   Net sales to unaffiliated customers   $24,110   $24,084    $  --   $4,196   $     --    $52,390
   Transfers between geographic areas     10,743     1,130       --       --    (11,873)        --
                                         -------   -------    -----   ------   --------    -------
Total revenue                            $34,853   $25,214    $  --   $4,196   $(11,873)   $52,390
                                         -------   -------    -----   ------   --------    -------
Gross Profit                             $ 4,199   $   450    $  --   $  908   $     --    $ 5,557
                                         -------   -------    -----   ------   --------    -------
Income/(loss) before income taxes        $   134   $    85    $(163)  $  116   $     --    $   172
                                         -------   -------    -----   ------   --------    -------

Three months ended November 30, 2002
   Net sales to unaffiliated customers   $31,405   $17,583    $  --   $2,759   $     --    $51,747
   Transfers between geographic areas      6,943       177       --       --     (7,120)        --
                                         -------   -------    -----   ------   --------    -------
Total revenue                            $38,348   $17,760    $  --   $2,759   $ (7,120)   $51,747
                                         -------   -------    -----   ------   --------    -------
Gross Profit                             $ 5,655   $   303    $(304)  $  644   $     --    $ 6,298
                                         -------   -------    -----   ------   --------    -------
Income/(loss) before income taxes and
   cumulative effect of change
   in accounting principle               $ 1,806   $    11    $(314)  $  (29)  $     --    $ 1,474
                                         -------   -------    -----   ------   --------    -------

Revenue and gross profit for the three months ended November 30, 2003 and 2002 classified by product were as follows (in thousands):

                                                    Polished    Rough     Total
                                                    --------   -------   -------
Three months ended November 30, 2003
   Net Sales                                         $35,548   $16,842   $52,390
                                                     -------   -------   -------
   Gross Profit                                      $ 4,759   $   798   $ 5,557
                                                     =======   =======   =======
Three months ended November 30, 2002
   Net Sales                                         $39,175   $12,572   $51,747
                                                     -------   -------   -------
   Gross Profit                                      $ 6,071   $   227   $ 6,298
                                                     =======   =======   =======

9.   Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the six months ended November 30, 2003 and 2002 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

                                             North                        Far      Elimi-    Consoli-
                                            America    Europe   Africa    East    nations     dated
                                           --------   -------   ------   ------   --------   --------
Six months ended November 30, 2003
   Net sales to unaffiliated customers     $ 44,198   $55,008   $   --   $7,292   $     --   $106,498
   Transfers between geographic areas        23,483     1,175       --             (24,658)        --
                                           --------   -------   ------   ------   --------   --------
Total revenue                              $ 67,681   $56,183   $   --   $7,292   $(24,658)  $106,498
                                           --------   -------   ------   ------   --------   --------
Gross Profit                               $  9,056   $   971   $   --   $1,648   $     --   $ 11,675
                                           --------   -------   ------   ------   --------   --------
Income/(loss) before income taxes          $  1,157   $   272   $ (654)  $  (29)  $     --   $    746
                                           --------   -------   ------   ------   --------   --------
Identifiable assets at November 30, 2003   $156,766   $ 6,806   $3,140   $9,883   $   (198)  $176,397
                                           ========   =======   ======   ======   ========   ========

Six months ended November 30, 2002
   Net sales to unaffiliated customers     $ 59,100   $40,923   $   --   $5,612   $     --   $105,635
   Transfers between geographic areas         9,535       177       --              (9,712)        --
                                           --------   -------   ------   ------   --------   --------
Total revenue                              $ 68,635   $41,100   $   --   $5,612   $ (9,712)  $105,635
                                           --------   -------   ------   ------   --------   --------
Gross Profit                               $  9,854   $   595   $ (304)  $1,276   $     --   $ 11,421
                                           --------   -------   ------   ------   --------   --------
Income/(loss) before income taxes
   and cumulative effect of change
   in accounting principle                 $  2,248   $    18   $ (320)  $ (132)  $     --   $  1,814
                                           --------   -------   ------   ------   --------   --------
Identifiable assets at November 30, 2002   $128,456   $ 4,033   $6,726   $6,939   $    (57)  $146,097
                                           ========   =======   ======   ======   ========   ========

Revenue and gross profit for the six months ended November 30, 2003 and 2002 classified by product were as follows (in thousands):

                                                   Polished    Rough     Total
                                                   --------   -------   --------
Six months ended November 30, 2003
   Net Sales                                        $68,010   $38,488   $106,498
                                                    -------   -------   --------
   Gross Profit                                     $10,081   $ 1,594   $ 11,675
                                                    =======   =======   ========

Six months ended November 30, 2002
   Net Sales                                        $70,572   $35,063   $105,635
                                                    -------   -------   --------
   Gross Profit                                     $10,369   $ 1,052   $ 11,421
                                                    =======   =======   ========

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

Results of Operations

Net Sales

     Net sales for the three and six months ended November 30, 2003 were $52.4 and $106.5 million, respectively, an increase of $0.6 and $0.9 million over the comparable period in the prior year.

     Polished diamond revenue for the three and six months ended November 30, 2003 was $35.6 and $68.0 million, respectively, as compared to $39.2 and $70.6 million in the prior year. The decrease in polished sales primarily reflects lower sales of commercial stones produced in Russia offset in part by increased sales of branded diamonds.

     Rough diamond sales were $16.8 and $38.5 million, an increase of $4.3 and $3.4 million for the three and six months ended November 30, 2003, respectively, as compared to the prior year. The increase from the prior year is attributable to increased sourcing of rough diamonds.

Gross Profit

     During the three months ended November 30, 2003 gross margin on net polished sales was 13.4% compared to 15.5% in the second quarter of last year. The decrease in polished gross margin for the three months primarily reflects a shift in the mix of commercial sales toward smaller, lower margin stones, offset, in part, by higher margins achieved on branded diamonds. For the six months ended November 30, 2003 gross margin on net polished sales was 14.8% compared to 14.7% in the same period last year. The year-to-date increase in polished gross margin primarily reflects higher margin achieved on branded diamonds offset in part by lower gross margin on the sale of commercial stones.

     Rough gross margin during the three month period ended November 30, 2003 was 4.7% compared to 1.8% in the prior year period. Rough gross margin during the six month period ended November 30, 2003 was 4.1% compared to 3.0% in the prior year period. The increase in rough gross margin percentage primarily reflects an increase in trading margins for stones the Company normally sells in rough form.

     As a result of the foregoing, overall gross margin percentage during the three month period ended November 30, 2003 was 10.6% compared to 12.2% in the second quarter last year. For the six months ended November 30, 2003 overall gross margin on net sales was 11.0% compared to 10.8% for the same period last year.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and six months ended November 30, 2003 were $5.2 and $10.6 million, respectively, as compared to $4.7 and $9.3 million for the same periods in the prior year. The increase for the three and six months ended November 30, 2003 primarily reflects personnel, consulting and related costs directed toward expanding distribution and sourcing.

Interest Expense

     Net interest expense for the three and six months ended November 30, 2003 was $159,000 and $323,000, respectively, as compared to $123,000 and $281,000 for the same periods in the prior year. These increases primarily reflect increased levels of borrowing during the current period compared to the same period last year.

Income Tax

     The Company's effective tax rate for three and six months ended November 30, 2003 was 36.0% and 36.1%, respectively, as compared to 36.9% and 37.5% for the prior year. This decrease is primarily attributable to an increase in the percentage of income earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

     The Company's working capital at November 30, 2003 was $107.3 million, which was $17.1 million greater than its working capital at May 31, 2003. This increase primarily reflects higher inventory and accounts receivable levels funded by borrowings reflected as noncurrent.

     The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes ($10.0 million outstanding at November 30, 2003). It also maintains $40 million of uncommitted lines of credit (approximately $17.1 million outstanding at November 30, 2003) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $6.8 million outstanding at November 30, 2003) that is used in support of its operations in Japan.

     Stockholders' equity was $90.7 million at November 30, 2003 as compared to $90.2 million at May 31, 2003. No dividends were paid to stockholders during the three and six months ended November 30, 2003.

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

Accounting Policies and New Pronouncements

     From time to time the Company retains an economic interest in the future profits and losses of rough diamonds it sells to certain third parties. In such situations, the Company defers recognition of sales until the diamonds are resold and profit or loss is determinable.

     Where the Company believes profitability can be maximized, the Company may combine, and jointly sell, certain of its rough stones with those of other wholesalers. Under certain circumstances, primarily related to foreign sales, the wholesaler assumes responsibility for billing and collection efforts. While the ultimate sales are made to multiple third parties the resulting accounts receivable are aggregated for purposes of determining concentration of credit risk.

     In January 2003, the Financial Accounting Standards Board issued and, in December 2003, revised Financial Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. This Interpretation applies to all Variable Interest Entities. Adoption is required for public companies at the end of periods ending after December 15, 2003. The Company has not yet determined the effect of this Interpretation on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At November 30, 2003, the Company had borrowings totaling approximately $33.9 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

     As of November 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2003.

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

                                               LAZARE KAPLAN INTERNATIONAL INC.


                                               By /s/ William H. Moryto
                                                  ------------------------------
                                                  William H. Moryto
                                                  Vice President and
                                                  Chief Financial Officer

Dated: January 9, 2003