Form 10-Q
period 2004-02-29
LAZARE KAPLAN INTERNATIONAL INC
filed 2004-04-13
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                 Yes [ ]   No [X]

     As of April 4, 2004 8,497,248 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index                                                                            Page
                                                                                -------
Part I. Financial Information

   Item 1.   Financial Statements (Unaudited)

             Consolidated income statements                                         3
                Three and nine months ended February 29 and 28, 2004 and 2003

             Consolidated balance sheets                                            4
                February 29, 2004 and May 31, 2003

             Consolidated statements of cash flows                                  5
                Nine months ended February 29 and 28, 2004 and 2003

             Notes to consolidated financial statements                          6 - 11
                February 29, 2004

   Item 2.   Management's Discussion and Analysis of Financial                  12 - 15
                Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk                16

   Item 4.   Controls and Procedures                                               16

Part II. Other Information

   Item 6.   Exhibits and Reports on Form 8-K                                      16

Signature                                                                          17

CONSOLIDATED INCOME STATEMENTS
-------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)
                                                                    Three Months Ended         Nine Months Ended
                                                                  -----------------------   -----------------------
February 29 and 28, (unaudited)                                      2004         2003         2004         2003
-------------------------------------------------------------------------------------------------------------------
Net sales                                                         $   64,800   $   52,854   $  171,298   $  158,489
Cost of Sales                                                         57,651       46,830      152,474      141,044
-------------------------------------------------------------------------------------------------------------------
                                                                       7,149        6,024       18,824       17,445
-------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                           5,855        4,990       16,461       14,316
Interest expense, net of interest income                                 259           87          582          368
-------------------------------------------------------------------------------------------------------------------
                                                                       6,114        5,077       17,043       14,684
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             1,035          947        1,781        2,761
Income tax provision                                                     282          364          551        1,044
-------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
   accounting principle                                                  753          583        1,230        1,717
Cumulative effect of change in accounting principle, net of tax           --           --           --         (972)
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $      753   $      583   $    1,230   $      745
===================================================================================================================

EARNINGS PER SHARE
Basic earnings per share before cumulative
   effect of change in accounting principle                       $     0.09   $     0.07   $     0.14   $     0.20
===================================================================================================================
Basic earnings per share                                          $     0.09   $     0.07   $     0.14   $     0.09
===================================================================================================================
Average number of shares outstanding during the period             8,504,748    8,601,055    8,517,914    8,663,692
===================================================================================================================

Diluted earnings per share before cumulative
   effect of change in accounting principle                       $     0.09   $     0.07   $     0.14   $     0.20
===================================================================================================================
Diluted earnings per share                                        $     0.09   $     0.07   $     0.14   $     0.09
===================================================================================================================
Average number of shares outstanding during the period
   assuming dilution                                               8,587,668    8,617,187    8,581,890    8,687,986
===================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
(In thousands, except share data)
                                                                     February 29,    May 31,
                                                                      (Unaudited)   (Audited)
                                                                         2004         2003
---------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
   Cash and cash equivalents                                           $    813     $    477
   Accounts and notes receivable, net                                    72,117       57,360
   Inventories, net
      Rough stones                                                       11,007        5,764
      Polished stones                                                    79,901       72,473
---------------------------------------------------------------------------------------------
            Total inventories                                            90,908       78,237
---------------------------------------------------------------------------------------------
   Prepaid expenses and other current assets                              5,527        6,124
   Deferred tax assets-current                                            1,320        1,425
---------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                           170,685      143,623
   Non-current assets, net                                                7,922        7,319
   Deferred tax assets, net                                               9,225        9,469
---------------------------------------------------------------------------------------------
                                                                       $187,832     $160,411
=============================================================================================

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
   Accounts payable and other current liabilities                      $ 52,962     $ 53,448
   Current portion of long-term debt                                      7,125           --
---------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                       60,087       53,448
   Long-term debt                                                        36,509       16,756
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                               96,596       70,204
---------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share:
      Authorized 1,500,000 shares; no shares outstanding                     --           --
   Common stock, par value $1 per share
      Authorized 12,000,000 shares; issued 8,707,348 and 8,706,514
         in February 2004 and May 2003, respectively                      8,707        8,707
   Additional paid-in capital                                            61,578       61,575
   Cumulative translation adjustment                                       (276)        (284)
   Retained earnings                                                     22,373       21,143
---------------------------------------------------------------------------------------------
                                                                         92,382       91,141
   Less treasury stock, at cost, 210,100 shares at February 29, 2004
      and 180,100 shares at May 31, 2003                                 (1,146)        (934)
---------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                      91,236       90,207
---------------------------------------------------------------------------------------------
                                                                       $187,832     $160,411
=============================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(In thousands)

Nine months ended February 29 and 28, (unaudited)             2004       2003
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                               $  1,230   $   745
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                              881     1,125
      Provision for uncollectible accounts                        60       (45)
      Deferred income taxes                                      349       539
      Cumulative effect of change in method of accounting         --       972
   Changes in operating assets and liabilities:
      Accounts receivable                                    (14,817)   (6,200)
      Rough and Polished inventories                         (12,671)    3,331
      Prepaid expenses and other current assets                  597      (381)
      Other assets                                                90       398
      Accounts payable and other current liabilities            (486)     (755)
------------------------------------------------------------------------------
Net cash used in operating activities                        (24,767)     (271)
------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Capital expenditures                                          (1,574)      (63)
------------------------------------------------------------------------------
Net cash used in investing activities                         (1,574)      (63)
------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Increase in long-term borrowings                              19,753       982
Increase in short-term borrowings                              7,125        --
Purchase of treasury stock                                      (212)     (743)
Proceeds from exercise of stock options                            3        10
------------------------------------------------------------------------------
Net cash provided by financing activities                     26,669       249
------------------------------------------------------------------------------

Effect of foreign currency translation adjustment                  8       (79)
------------------------------------------------------------------------------
Net increase / (decrease) in cash and cash equivalents           336      (164)
Cash and cash equivalents at beginning of period                 477     1,102
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $    813   $   938
==============================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Interim Financial Reporting

     This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and nine months ended February 29 and 28, 2004 and 2003 and its financial position as of February 29, 2004.

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

                                           Three Months Ended   Nine Months Ended
                                           ------------------   -----------------
February 29 and 28,                           2004    2003        2004     2003
---------------------------------------------------------------------------------
(In thousands, except per share data)
Net income as reported                       $ 753   $ 583       $1,230   $ 745
   Less:
      Stock-based employee compensation,
         net of taxes                          (77)    (92)        (231)   (276)
---------------------------------------------------------------------------------
Pro forma                                    $ 676   $ 491       $  999   $ 469
---------------------------------------------------------------------------------

Earnings per share:
   As reported:
      Basic                                  $0.09   $0.07       $ 0.14   $0.09
      Diluted                                $0.09   $0.07       $ 0.14   $0.09
---------------------------------------------------------------------------------
   Pro forma:
      Basic                                  $0.08   $0.06       $ 0.12   $0.05
      Diluted                                $0.08   $0.06       $ 0.12   $0.05
---------------------------------------------------------------------------------

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

     In January 2003 the Financial Accounting Standards Board issued and, subsequently revised, Financial Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. This Interpretation applies to all Variable Interest Entities. Adoption is required for public companies at the end of periods ending after March 15, 2004. The Company has not yet determined the effect of this interpretation on its financial position and results of operations.

4.   Taxes

     The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 29, 2004 is approximately $10,678,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $10,545,000.

     At February 29, 2004 the Company has available U.S. net operating loss carryforwards of $27.2 million, which expire as follows (in thousands):

--------------------
       Net Operating
Year       Losses
--------------------
2010      $    66
2012          405
2013        3,881
2014       12,268
2015          298
2016          120
2017       10,190
--------------------
          $27,228
--------------------

5.   Earnings Per Share

     Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

                                           Three Months Ended      Nine Months Ended
                                         ---------------------   ---------------------
February 29 and 28, (unaudited)             2004        2003        2004        2003
--------------------------------------------------------------------------------------
Average number of shares outstanding
   during the period                     8,504,748   8,601,055   8,517,914   8,663,692

Effect of dilutive stock options            82,920      16,132      63,976      24,294

--------------------------------------------------------------------------------------
Average number of shares outstanding
   during the period assuming dilution   8,587,668   8,617,187   8,581,890   8,687,986
--------------------------------------------------------------------------------------

6.   Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 29 and 28, 2004 and 2003, total comprehensive income was $741,000 and $524,000, respectively. For the nine months ended February 29 and 28, 2004 and 2003, total comprehensive income was $1,238,000 and $666,000, respectively.

7.   Lines of Credit

     The Company has a long-term unsecured, revolving loan agreement under which it may borrow up to $30 million in the aggregate through December 1, 2005. The loan term may be extended in one year increments commencing November 30, 2004, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $20.0 million at February 29, 2004.

     The Company also has a $15 million and $25 million unsecured, uncommitted lines of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the

90 day LIBOR. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $17.1 million at February 29, 2004.

     A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $6.5 million outstanding at February 29, 2004) at an interest rate 1% above Japanese LIBOR through December 1, 2005. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

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

9.   Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended February 29, 2004 and February 28, 2003 classified by geographic area, which was determined by where sales originated from, were as follows (in thousands):

                                                    North                        Far      Elimi-    Consoli-
                                                   America    Europe   Africa    East     nations     dated
                                                   ---------------------------------------------------------
Three months ended February 29, 2004
   Net sales to unaffiliated customers             $23,536   $37,584    $ --    $3,680   $     --    $64,800
   Transfers between geographic areas                9,202       165      --        --     (9,367)        --
------------------------------------------------------------------------------------------------------------
Total revenue                                      $32,738   $37,749    $ --    $3,680   $ (9,367)   $64,800
------------------------------------------------------------------------------------------------------------
Gross Profit                                       $ 6,098   $   302    $ --    $  833   $    (84)   $ 7,149
------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                  $ 1,508   $   (86)   $(46)   $ (257)  $    (84)   $ 1,035
------------------------------------------------------------------------------------------------------------

============================================================================================================

Three months ended February 28, 2003
   Net sales to unaffiliated customers             $23,858   $26,458    $ --    $2,538   $     --    $52,854
   Transfers between geographic areas                9,950       235      --        --    (10,185)        --
------------------------------------------------------------------------------------------------------------
Total revenue                                      $33,808   $26,693    $ --    $2,538   $(10,185)   $52,854
------------------------------------------------------------------------------------------------------------
Gross Profit                                       $ 5,084   $   418    $(32)   $  554   $     --    $ 6,024
------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes and cumulative
   effect of change in accounting principle        $ 1,141   $   (15)   $(80)   $  (99)  $     --    $   947
------------------------------------------------------------------------------------------------------------

============================================================================================================

Revenue and gross profit for the three months ended February 29, 2004 and February 28, 2003 were as follows (in thousands):

                                                    Polished    Rough     Total
--------------------------------------------------------------------------------
Three months ended February 29, 2004
   Net Sales                                         $36,125   $28,675   $64,800
--------------------------------------------------------------------------------
   Gross Profit                                      $ 5,868   $ 1,281   $ 7,149
================================================================================

Three months ended February 28, 2003
   Net Sales                                         $32,973   $19,881   $52,854
--------------------------------------------------------------------------------
   Gross Profit                                      $ 5,154   $   870   $ 6,024
================================================================================

9.   Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 29, 2004 and February 28, 2003 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                     North                         Far      Elimi-    Consoli-
                                                    America    Europe   Africa     East     nations     dated
                                                   -----------------------------------------------------------
Nine months ended February 29, 2004
   Net sales to unaffiliated customers             $ 67,734   $92,592   $   --   $10,972   $     --   $171,298
   Transfers between geographic areas                32,685     1,340       --              (34,025)        --
--------------------------------------------------------------------------------------------------------------
Total revenue                                      $100,419   $93,932   $   --   $10,972   $(34,025)  $171,298
--------------------------------------------------------------------------------------------------------------
Gross Profit                                       $ 15,154   $ 1,273   $   --   $ 2,481   $    (84)  $ 18,824
--------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                  $  2,665   $   186   $ (700)  $  (286)  $    (84)  $  1,781
--------------------------------------------------------------------------------------------------------------
Identifiable assets at February 29, 2004           $166,018   $ 8,306   $3,140   $10,537   $   (169)  $187,832
==============================================================================================================

Nine months ended February 28, 2003
   Net sales to unaffiliated customers             $ 82,958   $67,381   $   --   $ 8,150   $     --   $158,489
   Transfers between geographic areas                19,485       412       --              (19,897)        --
--------------------------------------------------------------------------------------------------------------
Total revenue                                      $102,443   $67,793   $   --   $ 8,150   $(19,897)  $158,489
--------------------------------------------------------------------------------------------------------------
Gross Profit                                       $ 14,938   $ 1,013   $ (336)  $ 1,830   $     --   $ 17,445
--------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes and cumulative
   effect of change in accounting principle        $  3,389   $     3   $ (400)  $  (231)  $     --   $  2,761
--------------------------------------------------------------------------------------------------------------
Identifiable assets at February 28, 2003           $130,594   $ 4,299   $6,480   $ 6,815   $    (41)  $148,147
==============================================================================================================

Revenue and gross profit for the nine months ended February 29, 2004 and February 28, 2003 classified by product were as follows (in thousands):

                                                    Polished    Rough     Total
---------------------------------------------------------------------------------
Nine months ended February 29, 2004
   Net Sales                                        $104,135   $67,163   $171,298
---------------------------------------------------------------------------------
   Gross Profit                                     $ 15,949   $ 2,875   $ 18,824
=================================================================================

Nine months ended February 28, 2003
   Net Sales                                        $103,545   $54,944   $158,489
---------------------------------------------------------------------------------
   Gross Profit                                     $ 15,523   $ 1,922   $ 17,445
=================================================================================

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

Overview

     The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperative agreements, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

     The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. The Diamond Trading Company ("DTC") is the world's largest rough diamond selling organization. The Company has been a client of the DTC for more than 60 years. The Company supplements its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers.

     The Company has two agreements with AK ALROSA of Russia, which is the largest producer of rough diamonds in Russia. Under the terms of these agreements, the Company sells polished diamonds that are cut in facilities jointly managed and supervised by the Company and ALROSA personnel. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally are shared equally with ALROSA.

     The Company has signed an agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. ("NamGem") for the cutting and polishing of diamonds in Namibia. NamGem is Namibia's flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides technical manufacturing assistance and supervises the manufacture of the Company's rough diamonds deemed suitable to cut and polish. Production under this agreement commenced during the third fiscal quarter. During the third fiscal quarter, the Company has continued efforts to develop additional sources of rough diamonds, including potential opportunities in Africa.

     While the Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on the Company.

Results of Operations

Net Sales

     Net sales for the three and nine months ended February 29, 2004 were $64.8 and $171.3 million, respectively, an increase of $11.9 and $12.8 million over the comparable period in the prior year.

     Polished diamond revenue for the three and nine months ended February 29, 2004 was $36.1 and $104.1 million, respectively, as compared to $33.0 and $103.5 million in the prior year. The increase in polished sales reflects increased sales of branded diamonds partially offset by lower sales of commercial stones.

     Rough diamond sales were $28.7 and $67.2 million, an increase of $8.8 and $12.2 million for the three and nine months ended February 29, 2004, respectively, as compared to the prior year. The increase from the prior year is attributable to increased sourcing of rough diamonds.

Gross Profit

     During the three months ended February 29, 2004 gross margin on net polished sales was 16.2% compared to 15.6% in the third quarter of last year. For the nine months ended February 29, 2004, gross margin on net polished sales was 15.3% compared to 15.0% in the same period last year. The increase in polished gross margin for the three and nine months reflects increased margins obtained on branded diamonds offset, in part, by lower margins earned on the sale of commercial diamonds.

     Rough gross margin during the three month period ended February 29, 2004 was 4.5% compared to 4.4% in the prior year period. Rough gross margin during the nine month period ended February 29, 2004 was 4.3% compared to 3.5% in the prior year period. The increase in rough gross margin percentage primarily reflects an increase in trading margins for stones the Company normally sells in rough form.

     As a result of the foregoing, overall gross margin percentage during the three month period ended February 29, 2004 was 11.0% compared to 11.4% in the third quarter last year. For the nine months ended February 29, 2004 and February 28, 2003, overall gross margin on net sales was 11.0%.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and nine months ended February 29, 2004 were $5.9 and $16.5 million, respectively, as compared to $5.0 and $14.3 million for the same periods in the prior year. The increase for the three and nine months ended February 29, 2004 reflects increased advertising, personnel and consulting costs directed toward expanding distribution and sourcing.

Interest Expense

     Net interest expense for the three and nine months ended February 29, 2004 was $259,000 and $582,000, respectively, as compared to $87,000 and $368,000 for the same periods in the prior year. These increases primarily reflect increased levels of borrowing during the current period compared to the same period last year.

Income Tax

     The Company's effective tax rate for three and nine months ended February 29, 2004 was 27.2% and 30.9%, respectively, as compared to 38.4% and 37.8% for the prior year. This decrease is primarily attributable to an increase in the percentage of income earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

     The Company's working capital at February 29, 2004 was $110.6 million, which was $20.4 million greater than its working capital at May 31, 2003. This increase primarily reflects higher inventory and accounts receivable levels funded by borrowings reflected as noncurrent.

     The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes ($20.0 million outstanding at February 29, 2004). It also maintains $40 million of uncommitted lines of credit (approximately $17.1 million outstanding at February 29, 2004) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $6.5 million outstanding at February 29, 2004) that is used in support of its operations in Japan.

     Stockholders' equity was $91.2 million at February 29, 2004 as compared to $90.2 million at May 31, 2003. No dividends were paid to stockholders during the three and nine months ended February 29, 2004.

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

     In January 2003 the Financial Accounting Standards Board issued and, subsequently revised, Financial Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. This Interpretation applies to all Variable Interest Entities. Adoption is required for public companies at the end of periods ending after March 15, 2004. The Company has not yet determined the effect of this interpretation on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At February 29, 2004, the Company had borrowings totaling approximately $43.6 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

     As of February 29, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 29, 2004.

PART 2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

(31)   Rule 13a - 14(a) / 15d - 14 (a) Certifications

(32)   Section 1350 Certifications

(b)    Reports on Form 8-K -- None

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

                                             LAZARE KAPLAN INTERNATIONAL INC.


                                             By /s/ William H. Moryto
                                                --------------------------------
                                                William H. Moryto
                                                Vice President and
                                                Chief Financial Officer

Dated: April 13, 2004

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'