Form 10-K
period 2004-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2004-08-27
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended May 31, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934   For the transition period from __________ to________

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2) Yes      No  X
                                            ---     ---

         As of July 31, 2004, 8,488,494 of the registrant's common stock were outstanding, and the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $22,530,966.

                       DOCUMENTS INCORPORATED BY REFERENCE

         2004 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

         2004 Annual Report to Stockholders for the fiscal year ended May 31, 2004 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                     Part 1

Item 1. Description of Business

The Company

         Lazare Kaplan International Inc. (the "Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is the largest U.S. provider of ideal cut diamonds. In addition, through a cooperative agreement with the largest Russian diamond mining company, the Company cuts and polishes commercial diamonds at diamond cutting facilities in Russia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

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

         One of the Company's important suppliers of rough diamonds is the Diamond Trading Company ("DTC"), an affiliate of De Beers Centenary AG ("De Beers"). Based on published reports, the Company believes that more than half of the world's current rough diamond output is sold by the DTC. The Company has been a client of the DTC for more than 60 years. In order to diversify its sources of rough diamond supply, the Company has an office in Antwerp to supplement its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources.

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

Diamond Supply

         The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London to a select group of clients ("sightholders") which, according to published reports, number approximately 80, including the Company. Based upon published reports, the Company believes that more than half of the world's current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase substantially all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

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

         During the third quarter of fiscal 2004 the Company signed a cooperation agreement with NamGem for the cutting and polishing of diamonds in Namibia. NamGem is Namibia's flagship venture in the international diamond polishing industry. Under the terms of the agreement the Company provides marketing and technical manufacturing assistance to NamGem. The Company purchases rough diamonds and supervises the manufacturing of those deemed suitable to cut and polish. The Company pays NamGem for manufacturing on a fee for services basis. All rough and polished diamonds are bought and sold by the Company for its account.

         During the fourth quarter of fiscal 2004 the Company signed a four year technical cooperation agreement regarding the marketing of rough diamonds with SODIAM, the government entity responsible for the development and marketing of diamonds produced in Angola. The Company began active Angolan buying operations during the first quarter of fiscal 2005.

         In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

         Through February 2009, the Company's wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") has an exclusive agreement with a formerly wholly-owned subsidiary of General Electric Company ("GE") under which POL could market natural diamonds that have undergone a new high pressure, high temperature (HPHT) process to improve the color of certain all-natural gem diamonds without reducing their all-natural content.
The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new process. Each diamond sold by POL will be laser inscribed with a unique brand name and identification number. After careful study, a brand name, Bellataire'r', was selected for the consumer launch.

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

         As a concerned member of the international diamond industry and global community at large, the Company fully supports and complies with policies which prohibit the trade in conflict diamonds, prevent money laundering and combat the financing of terrorism, a position which reflects the Company's leadership in the industry. The Company fully complies with clean diamond trading and anti-money laundering legislation adopted by the United States Government such as the USA Patriot Act and the Clean Diamond Trade Act, and supports relevant resolutions of concerned regional governments and international organizations including the OECD and the United Nations. The Company is a founding member of the United Nations Global Compact which was launched in 2000 to "initiate a global compact of shared values and principles which will give a human face to the global market". The Company will continue to join various industry and trade associations in condemning and combating the trade in illicit diamonds and to comply fully with World Diamond Congress resolutions for industry self-regulation in respect of the Kimberley Process Certification Scheme, including implementation of the prescribed System of Warranties and Code of Conduct. Furthermore, the Company long ago adopted the highest professional and ethical standards in every aspect of our business and is fully compliant with the DTC's recently developed Diamond Best Practices Principles.


Cutting and Polishing

         Commencement of the Company's operations in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK ALROSA of Russia for the cutting, polishing and marketing of large gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $1.6 billion, accounting for approximately 20% of the world's supply of diamonds. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds believed by the Company to be suitable for processing. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds for up to $100 million a year. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish additional diamond cutting facilities. At present, the Company's operations in Russia are consolidated in two facilities, both of which are fully operational. These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of financing which ALROSA received from a United States commercial bank guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment was used by ALROSA to increase production in its diamond mines. Pursuant to the ALROSA II Agreement, ALROSA has borrowed approximately $40 million backed by loan guarantees from Eximbank and could apply for additional financing. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment and expand mining production. Any interruption in the supply of diamonds from Russia could have a material adverse effect on the Company.

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


Pricing

         Rough Diamond Prices

         Through its control of more than half of the value of the current world rough diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. However, a large rapid increase in rough diamond prices could materially adversely affect the Company's revenue and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

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

         Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company has begun a new program to build both free standing and in-counter boutiques in the stores of a select group of its retail clients. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company has no current plans to sell its diamonds directly to consumers and intends to continue concentrating its Lazare Diamond'r' marketing efforts towards the quality retail jeweler.

         The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

         The Company markets high quality commercial cut diamonds and diamond jewelry through its worldwide distribution network to wholesalers, distributors and retailer jewelers.

         In addition, the Company markets Bellataire'r' diamonds and jewelry through upscale retailers and select distributors throughout the world. Bellataire diamonds are all natural diamonds that have been restored to their intrinsic beauty through a patented high pressure, high temperature (HPHT) process that improves the color of a limited group of gem diamonds.

         The Company has developed its own E-commerce site
(www.lazarediamonds.com). This site directly links the Company to its retailers, which serves to further strengthen the ties with its retail client base.


Sales and Distribution

         While the purchase and sale of rough diamonds is concentrated among relatively few parties, industry wide retailing of polished diamonds occurs through over 40,000 jewelry stores in the United States, over 25,000 retailers in Japan and over 60,000 retail stores in Europe. The Company's sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated), wholesalers and distributors and, to a lesser extent, to jewelry manufacturers. Full time regional sales representatives located throughout the United States, Latin America, Japan, Hong Kong and Europe, are generally compensated, in whole or in part, on a commission or incentive basis and handle sales throughout the respective territories in which they operate.

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

         The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

               --------------------------------------------------
                                           2004    2003     2002
               --------------------------------------------------
               United States                30%     36%      42%
               Far East                      9%      9%      11%
               Europe, Israel & Other       61%     55%      47%
               -------------------------------------------------
                                           100%    100%     100%
                                        =========================


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

         The Company believes there are significant barriers to entry by potential competitors into the business of manufacturing and distributing high quality cut diamonds. Among the most important of these barriers are the need for significant working capital to purchase rough diamonds and hold polished inventory, the long-term relationships required to have access to adequate supplies of rough diamonds, the limited number of persons with the skills necessary to consistently cut significant amounts of high quality cut diamonds, the difficulty in obtaining access to upscale channels of distribution, the importance of public recognition of an established brand name, a reputation for diamond cutting excellence, and the procurement of computer systems to report on and monitor the manufacturing and distribution network.


Employees

         At July 31, 2004, the Company had 199 full-time employees including 9 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.


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

         The Company leases office space in Hong Kong for a term expiring April 30, 2005 at an annual rental rate of 481,200 Hong Kong dollars (approximately $62,000).

         The Company leases office space in Tokyo for a term expiring August 31, 2006 at an annual rental rate of 18,200,000 Japanese Yen (approximately $150,000).

         The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.


Item 3.  Legal Proceedings

         The Company has been apprised of the filing of a lawsuit alleging, among other things, restraint of trade entitled "W.B. David & Co., Inc. plaintiff, against De Beers Centenary A. G., et al., defendants," United States District Court, Southern District of New York, in which approximately 100 individuals and entities, including De Beers Centenary A. G., certain of its principals and allegedly related companies, and various "sightholders" of De Beers, including the Company, are named as defendants. The Company has not been served and does not know if it will be served in this matter. If the Company is served it will deny all allegations of wrongdoing and vigorously contest the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Executive Officers of the Company

         The following table sets forth information regarding executive officers of the Company.

NAME                               POSITION                   AGE
----                               --------                   ---
Maurice Tempelsman            Chairman of the Board            75

Leon Tempelsman               Vice Chairman of the             48
                              Board and President

William H. Moryto             Vice President and
                              Chief Financial Officer          46

         All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2003. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

         William H. Moryto has been Vice President and Chief Financial Officer since May 2000. Prior to joining the Company in May 2000, he was Vice President and Chief Financial Officer of Calvin Klein Underwear & Accessories

Inc., an apparel company. From 1997 through 1999 he was Vice President and Chief Financial Officer of Guerlain Inc., a fragrance and cosmetics company. From 1996 through July 1997 he served as Chief Financial Officer of Von Holtzbrinck Publishing Inc., a publishing company. Prior thereto, Mr. Moryto was a senior manager with Ernst & Young LLP, an auditing firm, where he was employed from 1983 through 1995.


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


Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

         At May 31, 2004, the Company had borrowings totaling approximately $41.6 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

Item 8.   Financial Statements and Supplementary Data

         (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

               (i)   Report of Ernst & Young LLP

               (ii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 2004.

               (iii) Consolidated Balance Sheets as at May 31, 2004 and May 31,
                     2003.

               (iv) Consolidated Statements of Stockholder's Equity for each of the three years in the period ended May 31, 2004.

               (v) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2004.

               (vi)  Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

Item 9a. Controls and Procedures

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


                                    Part III

         Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2004.


                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)    1.   The response to this portion of Item  15 is set forth in
                      Item 8 of Part II hereof.

                 2.   Financial Statement Schedule

                      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2004.

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

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                            COLUMN B                 COLUMN C                COLUMN D         COLUMN E
--------                            --------                 --------                --------         --------

                                                             Additions
                                                   ----------------------------

                                    Balance at     Charged to      Charged to                        Balance at
                                    beginning      costs and     other accounts     Deductions          end
      Description                   of period       expenses        describe         describe        of period
      -----------                   ---------       --------     --------------      --------        ---------
YEAR ENDED MAY 31, 2004:

Allowance for doubtful accounts     $  523,000     $(44,000)        $   -           $114,000(A)      $365,000
                                    ----------     ---------        --------        --------         --------

YEAR ENDED MAY 31, 2003:

Allowance for doubtful accounts     $  424,000     $179,000         $   -           $ 80,000(A)      $523,000
                                    ----------     --------         --------        --------         --------

YEAR ENDED MAY 31, 2002:

Allowance for doubtful accounts     $1,103,000     $(49,000)        $   -           $630,000(A)      $424,000
                                    ----------     ---------        --------        --------         --------

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

         (f) Agreement, dated as of October 12, 2001, between Antwerpse Diamantbank NV and Lazare Kaplan International Inc. relating to $25,000,000 (U.S.) facility Lenders - incorporated herein by reference to exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002 filed with the Commission on August 28, 2002.

         (g) Agreement, dated as of October 12, 2001, between Antwerpse Diamantbank NV and Lazare Kaplan Belgium, N.V. relating to $15,000,000 (U.S.) facility Lenders - incorporated herein by reference to exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002 filed with the Commission on August 28, 2002.

         (h) Credit Facility Agreement, dated as of November 29, 2002, between ABN Amro Bank N.V., Tokyo branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc. - incorporated herein by reference to exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003 filed with the Commission on August 26, 2003.

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

         (r) Lease Agreement between EBS Forty-Fourth Property Associates LLC and Lazare Kaplan International Inc. dated June 6, 2003. - incorporated herein by reference to exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the Commission on August 26, 2003.

         (s) Amendment to the Revolving Credit Agreement, dated May 28, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders- incorporated herein by reference to exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the Commission on August 26, 2003.

         (t) Amendment to the Revolving Credit Agreement, dated November 24, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders

         (u) Cooperation Agreement, dated January 9, 2004, between Lazare Kaplan International Inc. and NamGem Diamond Manufacturing Company (PTY) Ltd. and Namdeb Diamond Corporation (PTY) Ltd. (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (v) Agreement dated April 29, 2004 between Lazare Kaplan International Inc. and Sociedade de Comercializacao de Diamantes de Angola, SARL (SODIAM) (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

         (w) Amendment to the Credit Facility Agreement, dated December 1, 2003, between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc.

(13) 2004 Annual Report to Security Holders - incorporated herein by reference to the Company's 2004 Annual Report to Stockholders to be filed with the Commission.

(14) Code of Conduct for the President and senior financial officers of the Company

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

(99.1)   Amended and restated Audit Committee Charter.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LAZARE KAPLAN INTERNATIONAL INC.



                                       By /s/ William H. Moryto
                                         ------------------------------------
                                       William H. Moryto, Vice President
                                       and Chief Financial Officer
Dated:  August 26, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                         Date
---------                            -----                         ----
/s/ Maurice Tempelsman          Chairman of the                August 26, 2004
----------------------------    Board of Directors
(Maurice Tempelsman)

/s/ Leon Tempelsman             Vice Chairman of the           August 26, 2004
----------------------------    Board of Directors and
(Leon Tempelsman)               President (principal
                                executive officer)

/s/ Lucien Burstein             Director                       August 26, 2004
----------------------------
(Lucien Burstein)

/s/ Richard A. Berenson         Director                       August 26, 2004
----------------------------
(Richard A. Berenson)

/s/ Myer Feldman                Director                       August 26, 2004
----------------------------
(Myer Feldman)

/s/ Robert A. Del Genio         Director                       August 26, 2004
----------------------------
(Robert A. Del Genio)

/s/ William H. Moryto           Vice President and             August 26, 2004
----------------------------    Chief Financial Officer
(William H. Moryto)             (principal financial
                                and accounting officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as ................... 'r'
The degree symbol shall be expressed as ................................. [d]