Form 10-Q
period 2004-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2004-10-14
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004.

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

                                  Yes X     No
                                     ---      ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes       No X
                                     ---      ---

         As of September 15, 2004, 8,484,027 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information                                               Page
                                                                          ---------
      Item 1.   Financial Statements (Unaudited)

                Consolidated income statements                               3
                      Three months ended August 31, 2004 and 2003

                Consolidated balance sheets                                  4
                      August 31, 2004 and May 31, 2004

                Consolidated statements of cash flows                        5
                      Three months ended August 31, 2004 and 2003

                Notes to consolidated financial statements                 6 - 9
                      August 31, 2004

      Item 2.   Management's Discussion and Analysis of Financial         10 - 12
                Condition and Results of Operations

      Item 3.   Quantitative and Qualitative Disclosure of Market Risk       13

      Item 4.   Controls and Procedures                                      13

Part II. Other Information

      Item 6.   Exhibits and Reports on Form 8-K                             13

Signature                                                                    14

CONSOLIDATED INCOME STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except per share and per share data)


Three months ended August 31, (unaudited)                           2004                 2003
------------------------------------------------------------------------------------------------
Net sales                                                       $   78,307           $   54,108
Cost of Sales                                                       68,416               47,990
------------------------------------------------------------------------------------------------
                                                                     9,891                6,118
------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                         5,646                5,380
Interest expense, net of interest income                               445                  164
------------------------------------------------------------------------------------------------
                                                                     6,091                5,544
------------------------------------------------------------------------------------------------
Income before income taxes                                           3,800                  574
Income tax provision                                                 1,293                  207
------------------------------------------------------------------------------------------------
NET INCOME                                                      $    2,507           $      367
================================================================================================

EARNINGS PER SHARE
================================================================================================
Basic earnings per share                                        $     0.30           $     0.04
================================================================================================
Average number of shares outstanding during the period           8,494,177            8,526,414
================================================================================================


================================================================================================
Diluted earnings per share                                      $     0.29           $     0.04
================================================================================================
Average number of shares outstanding during the period
    assuming dilution                                            8,650,551            8,562,517
================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                        August 31,       May 31,
                                                                       (Unaudited)     (Audited)
                                                                           2004           2004
--------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
      Cash and cash equivalents                                          $   6,353     $   1,209
      Accounts receivable, net                                              62,936        61,812
      Inventories, net
          Rough stones                                                      28,180        11,944
          Polished stones                                                   88,413        81,433
--------------------------------------------------------------------------------------------------
                  Total inventories                                        116,593        93,377
--------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                              9,644         5,918
      Deferred tax assets-current                                            1,488         1,853
--------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                       197,014       164,169
      Non-current assets, net                                                8,331         8,161
      Deferred tax assets, net                                               7,532         8,382
--------------------------------------------------------------------------------------------------
                                                                         $ 212,877     $ 180,712
==================================================================================================

Libilities and Stockholders' Equity
CURRENT LIABILITIES:
      Accounts payable and other current liabilities                     $  51,038     $  46,677
      Current portion of long-term debt                                     33,900         6,893
--------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                   84,938        53,570
      Long-term debt                                                        33,157        34,726
--------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                          118,095        88,296
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share:
         Authorized 1,500,000 shares; no shares issued or outstanding          -             -
      Common stock, par value $1 per share
         Authorized 12,000,000 shares; issued 8,714,786
            in August and 8,710,619 May 2004                                 8,715         8,711
      Additional paid-in capital                                            61,612        61,595
      Cumulative translation adjustment                                       (292)         (286)
      Retained earnings                                                     26,049        23,542
--------------------------------------------------------------------------------------------------
                                                                            96,084        93,562
      Less treasury stock 229,053 and 210,100 shares at cost
            at August 31, 2004 and May 31, 2004, respectively               (1,302)       (1,146)
--------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                  94,782        92,416
--------------------------------------------------------------------------------------------------
                                                                         $ 212,877     $ 180,712
==================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

Three months ended August 31, (unaudited)                         2004          2003
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
         Net income                                            $  2,507       $   367
         Adjustments to reconcile net income to net cash
           used in operating activities:
              Depreciation and amortization                         306           280
              Provision for uncollectible accounts                   39            30
              Deferred income taxes                               1,215           136
         Changes in operating assets and liabilities:
            Accounts receivable                                  (1,163)       (6,289)
            Rough and Polished inventories                      (23,216)      (11,008)
            Prepaid expenses and other current assets            (3,726)           40
            Other assets                                             50           112
            Accounts payable and other current liabilities        4,361           436
--------------------------------------------------------------------------------------
Net cash used in operating activities                           (19,627)      (15,896)
--------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Capital expenditures                                               (526)         (821)
--------------------------------------------------------------------------------------
Net cash used in investing activities                              (526)         (821)
--------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Increase in borrowings                                           25,438        16,437
Purchase of treasury stock                                         (156)          -
Proceeds from exercise of stock options                              21           -
--------------------------------------------------------------------------------------
Net cash provided by financing activities                        25,303        16,437
--------------------------------------------------------------------------------------

Effect of foreign currency translation adjustment                    (6)          (11)
--------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents              5,144          (291)
Cash and cash equivalents at beginning of period                  1,209           477
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  6,353       $   186
======================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.   Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2004 and 2003 and its financial position as of August 31, 2004.

The balance sheet at May 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2004. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

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

Three months ended August 31,                    2004        2003
------------------------------------------------------------------
(In thousands, except per share data)

Net income as reported                          $2,507      $ 367
   Less:
     Stock-based employee compensation,
       net of taxes                                (80)       (77)
------------------------------------------------------------------
Pro forma                                       $2,427      $ 290
------------------------------------------------------------------

Earnings per share:
   As reported:
     Basic                                      $ 0.30      $0.04
     Diluted                                    $ 0.29      $0.04
------------------------------------------------------------------
   Pro forma:
     Basic                                      $ 0.29      $0.03
     Diluted                                    $ 0.28      $0.03
------------------------------------------------------------------

3.   Taxes

The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2004 is approximately $9,153,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $9,020,000.

At August 31, 2004 the Company has available U.S. net operating loss carryforwards of $25.8 million, which expire as follows (in thousands):

    Year                   Net Operating Losses
  --------                 --------------------
    2013                              $  2,901
    2019                                12,268
    2020                                   298
    2021                                   120
    2022                                10,190
                           --------------------
                                      $ 25,777
                           --------------------

4.   Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

Three months ended August 31, (unaudited)         2004             2003
---------------------------------------------------------------------------
Average number of shares outstanding
     during the period                          8,494,177        8,526,414

Effect of dilutive stock options                  156,374           36,103

---------------------------------------------------------------------------
Average number of shares outstanding
     during the period assuming dilution        8,650,551        8,562,517
---------------------------------------------------------------------------

5.   Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2004 and 2003, total comprehensive income was $2,501,000 and $356,000, respectively.

6.   Lines of Credit

The Company has a long-term unsecured, revolving loan agreement under which it may borrow up to $30 million in the aggregate through December 1, 2005. The loan term may be extended in one year increments commencing November 30, 2004, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $29.2 million at August 31, 2004.

The Company also has a $15 million and a $25 million unsecured, uncommitted lines of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $34.7 million at August 31, 2004.

A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $3.2 million outstanding at August 31, 2004) at an interest rate 1% above Japanese LIBOR through December 1, 2005. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

In September 2004, the Company entered into an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30 million in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares.

7.   Segment Information

Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2004 and 2003 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                           North                           Far        Elimi-      Consoli-
                                          America    Europe    Africa      East       nations      dated
                                         ------------------------------------------------------------------
Three months ended August 31, 2004
----------------------------------
   Net sales to unaffiliated customers   $ 22,986   $51,033   $  --      $  4,288    $   --      $ 78,307
   Transfers between geographic areas      47,466        96       208           9     (47,779)       --
-----------------------------------------------------------------------------------------------------------
Total revenue                            $ 70,452   $51,129   $   208    $  4,297    $(47,779)   $ 78,307
-----------------------------------------------------------------------------------------------------------
Gross Profit                             $  8,632   $   620   $  (506)   $  1,109    $     36    $  9,891
-----------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes        $  3,820   $   218   $  (532)   $    258    $     36    $  3,800
-----------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2004   $143,683   $37,590   $21,989    $  9,705    $    (90)   $212,877
===========================================================================================================

Three months ended August 31, 2003
----------------------------------
   Net sales to unaffiliated customers   $ 20,088   $30,924   $  --      $  3,096    $   --      $ 54,108
   Transfers between geographic areas      12,740        45      --                   (12,785)       --
-----------------------------------------------------------------------------------------------------------
Total revenue                            $ 32,828   $30,969   $  --      $  3,096    $(12,785)   $ 54,108
-----------------------------------------------------------------------------------------------------------
Gross Profit                             $  4,857   $   521   $  --      $    740    $   --      $  6,118
-----------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes        $  1,023   $   187   $  (491)   $   (145)   $   --      $    574
-----------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2003   $155,558   $ 9,640   $ 4,771    $  7,836    $   (165)   $177,640
===========================================================================================================

Revenue and gross profit for the three months ended August 31, 2004 and 2003 classified by product were as follows (in thousands):

                                         Polished    Rough      Total
------------------------------------------------------------------------
Three months ended August 31, 2004
----------------------------------
   Net Sales                             $34,133    $44,174   $78,307
-----------------------------------------------------------------------
   Gross Profit                          $ 5,877    $ 4,014   $ 9,891
=======================================================================

Three months ended August 31, 2003
----------------------------------
   Net Sales                             $32,462    $21,646   $54,108
-----------------------------------------------------------------------
   Gross Profit                          $ 5,322    $   796   $ 6,118
=======================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Overview

The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company's domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperative agreements, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. A subsidiary of the Company has an agreement under which it markets natural diamonds that have undergone a new process to improve the color of certain all-natural gem diamonds without reducing their all-natural content. These diamonds are sold under the Bellataire(R) brand name. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

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

The Company has signed an agreement with NamGem Diamond Manufacturing Company
(PTY) Ltd. ("NamGem") for the cutting and polishing of diamonds in Namibia. NamGem is Namibia's flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides marketing and technical manufacturing assistance to

NamGem. The Company purchases rough diamonds and supervises the manufacturing of those deemed suitable to cut and polish. The Company pays NamGem for manufacturing on a fee for services basis. Production under this agreement commenced during the third fiscal quarter of 2004.

The Company has recently signed a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL ("SODIAM"), the government entity responsible for development and marketing of diamonds produced in Angola. Rough buying from this operation commenced during the first fiscal quarter of 2005.

While the Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on the Company.


Results of Operations

Net Sales

Net sales during the three months ended August 31, 2004 were $78.3 million compared to $54.1 million in sales during the comparable period last year.

Revenue from the sale of polished diamonds was $34.1 million for the three months ended August 31, 2004 compared to $32.5 million in the comparable period last year. The increase in polished sales reflects increased sales of branded diamonds partially offset by lower sales of commercial stones.

Commencing in the third quarter of fiscal 2004, the Company's sourcing included material relating to its cooperation agreement with NamGem for the cutting and polishing of diamonds in Namibia.

Rough diamond sales were $44.2 million for the three months ended August 31, 2004 compared to $21.6 million in the comparable period last year. The increase from the prior year is attributable to increased sourcing of rough diamonds.

During the first quarter of fiscal 2005 the Company began rough diamond buying operations in Angola pursuant to a technical cooperation agreement with SODIAM. Rough diamond sales from this operation effectively commenced during the second fiscal quarter of 2005.

Gross Profit

During the three months ended August 31, 2004 gross margin on net polished sales was $5.9 million, or 17.2%, compared to $5.3 million, or 16.4%, in the comparable period last year. The increase in gross margin is primarily attributable to a shift in mix toward the sale of higher margin branded stones as compared to the same period last year. Rough gross margin during the three months ended August 31, 2004 was $4.0 million, or 9.1%, compared to $0.8 million, or 3.7%. This increase reflects increased trading volume and favorable rough trading market conditions prevailing during the current quarter. As a result of the foregoing, overall gross margin percentage increased to 12.6% in the current period compared to 11.3% for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended August 31, 2004 were $5.6 million, compared to $5.4 million for the same period last year. This increase primarily reflects increased advertising and personnel costs directed toward expanding distribution and product offerings.

Interest Expense

Net interest expense for the three month period ended August 31, 2004 was $0.4 million compared to $0.2 million for the same period last year. This increase is attributable to increased borrowing levels and higher interest rates during the current quarter.

Income Tax

The Company's effective tax rate for the three months ended August 31, 2004 was 34.0% compared to 36.1% in the same period last year. This decrease reflects a higher percentage of income attributable to lower tax rate jurisdictions during the current quarter.

Liquidity and Capital Resources

The Company's working capital at August 31, 2004 was $112.1 million, which was $1.5 million greater than its working capital at May 31, 2004.

The Company maintains a $30 million long-term unsecured, revolving credit facility that it utilizes for general working capital purposes ($29.2 million outstanding at August 31, 2004). It also maintains $40 million of uncommitted lines of credit (approximately $34.7 million outstanding at August 31, 2004) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $3.2 million outstanding at August 31, 2004) that is used in support of its operations in Japan.

In September 2004 the Company entered into an additional $30.0 million long-term unsecured, revolving credit facility. This facility is available for general working capital purposes including Angolan rough diamond buying operations.

Stockholders' equity was $94.8 million at August 31, 2004 as compared to $92.4 million at May 31, 2004. No dividends were paid to stockholders during the three months ended August 31, 2004.

The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK
         -----------------------------------------------------------------------

At August 31, 2004, the Company had borrowings totaling approximately $67.1 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------------------------------------------------------

As of August 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2004.


PART 2


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         -----------------------------------------------------------------------

(a)      Exhibits

(31)     Rule 13a-14(a)/15d-14(a) Certifications

(32)     Section 1350 Certifications

(b)      Reports on Form 8-K

         1) Change of Registrant's Certifying Accountant
         2) Entry into a Material Definitive Agreement

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



Dated: October 14, 2004
       ----------------

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as .....................'r'
The section symbol shall be expressed as ..................................'SS'