Form 10-Q
period 2004-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2005-01-11
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2728690 (IRS Employer Identification No.)

19 West 44th Street, New York, NY (Address of principal executive offices)	10036 (Zip Code)

(212) 972-9700 (Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

        As of December 23, 2004, 8,429,642 shares of the registrant’s common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share and per share data)

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2004	2003	2004	2003
Net sales	$93,201	$52,390	$171,508	$106,498
Cost of Sales	85,135	46,833	153,551	94,823

	8,066	5,557	17,957	11,675

Selling, general and administrative expenses	5,746	5,226	11,392	10,606
Interest expense, net of interest income	654	159	1,099	323

	6,400	5,385	12,491	10,929

Income before income taxes	1,666	172	5,466	746
Income tax provision	605	62	1,898	269

NET INCOME	$1,061	$110	$3,568	$477

EARNINGS PER SHARE
Basic earnings per share	$0.13	$0.01	$0.42	$0.06

Average number of shares outstanding during the period	8,472,241	8,527,040	8,482,670	8,526,771

Diluted earnings per share	$0.12	$0.01	$0.41	$0.06

Average number of shares outstanding during the period assuming dilution	8,636,227	8,599,946	8,642,850	8,581,275

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 30, (Unaudited) 2004	May 31, (Audited) 2004

Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,424	$1,209
Accounts and notes receivable, net	59,286	61,812
Inventories, net
Rough stones	28,653	11,944
Polished stones	97,959	81,433

Total inventories	126,612	93,377

Prepaid expenses and other current assets	11,235	5,918
Deferred tax assets-current	1,312	1,853

TOTAL CURRENT ASSETS	203,869	164,169
Other non-current assets, net	8,159	8,161
Deferred tax assets, net	7,120	8,382

	$219,148	$180,712

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$53,084	$46,677
Current Portion of long-term debt	8,268	6,893

TOTAL CURRENT LIABILITIES	61,352	53,570
Long-term debt	62,025	34,726

TOTAL LIABILITIES	123,377	88,296

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share: Authorized 1,500,000 shares; no shares outstanding	—	—
Common stock, par value $1 per share Authorized 12,000,000 shares; issued 8,744,672 at November and 8,710,619 at May 2004, respectively	8,745	8,711
Additional paid-in capital	61,749	61,595
Cumulative translation adjustment	64	(286)
Retained earnings	27,110	23,542

	97,668	93,562
Less treasury stock at cost; 291,646 shares at November and 210,100 shares at May 2004	(1,897)	(1,146)

TOTAL STOCKHOLDERS' EQUITY	95,771	92,416

	$219,148	$180,712

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Six months ended November 30, (unaudited)	2004	2003
Cash Flows From Operating Activities:
Net income	$3,568	$477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	598	592
Provision for uncollectible accounts	44	30
Deferred income taxes	1,803	37
Changes in operating assets and liabilities:
Accounts receivable	2,482	(4,132)
Rough and Polished inventories	(33,235)	(10,922)
Prepaid expenses and other current assets	(5,317)	(459)
Other assets	149	86
Accounts payable and other current liabilities	6,407	(1,633)

Net cash used in operating activities	(23,501)	(15,924)

Cash Flows From Investing Activities:
Capital expenditures	(745)	(1,249)

Net cash used in investing activities	(745)	(1,249)

Cash Flows From Financing Activities:
Increase in borrowings	28,674	17,119
Purchase of treasury stock	(751)	—
Proceeds from exercise of stock options	188	3

Net cash provided by financing activities	28,111	17,122

Effect of foreign currency translation adjustment	350	23

Net increase / (decrease) in cash and cash equivalents	4,215	(28)
Cash and cash equivalents at beginning of period	1,209	477

Cash and cash equivalents at end of period	$5,424	$449

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Reporting

        This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.‘s operating results for the three and six months ended November 30, 2004 and 2003 and its financial position as of November 30, 2004.

        The balance sheet at May 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2004. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

2. New Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 “Share-Based Payment”. SFAS No. 123(R) will require the Company to expense stock options. Adoption is required for the interim or annual reporting periods beginning after June 15, 2005. The effect of expensing stock options on the Company’s results of operations using the Black-Scholes model is presented in the accompanying Notes to Consolidated Financial Statements (Note 3 – Stock Incentive Plans).

3. Stock Incentive Plans

        The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company’s income and income per common share would have been as follows:

	Three Months Ended		Six Months Ended
November 30,	2004	2003	2004	2003
(In thousands, except per share data)
Net income as reported	$1,061	$110	$3,568	$477
Less:
Stock-based employee compensation, net of taxes	(80)	(77)	(160)	(154)

Pro forma	$981	$33	$3,408	$323

Earnings per share:
As reported:
Basic	$0.13	$0.01	$0.42	$0.06
Diluted	$0.12	$0.01	$0.41	$0.06

Pro forma:
Basic	$0.12	$—	$0.40	$0.04
Diluted	$0.11	$—	$0.39	$0.04

4. Taxes

        Certain of the Company’s subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company’s net deferred tax asset as of November 30, 2004 is approximately $8,565,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $8,432,000.

        At November 30, 2004 the Company has available U.S. net operating loss carryforwards of $25.8 million, which expire as follows (in thousands):

Net Operating
Year	Losses
2013	2,901
2014	12,268
2015	298
2016	120
2017	10,190

$25,777

5. Earnings Per Share

        Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings per Share.” Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2004	2003	2004	2003
Average number of shares outstanding during the period	8,472,241	8,527,040	8,482,670	8,526,771
Effect of dilutive stock options	163,986	72,906	160,180	54,504

Average number of shares outstanding during the period assuming dilution	8,636,227	8,599,946	8,642,850	8,581,275

6. Comprehensive Income

        Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2004 and 2003, total comprehensive income was $1,417,000 and $141,000, respectively. For the six months ended November 30, 2004 and 2003, total comprehensive income was $3,918,000 and $497,000, respectively.

7. Lines of Credit

        The Company has a long-term unsecured, revolving loan agreement under which it may borrow up to $30 million in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $28.0 million at November 30, 2004.

        In September 2004, the Company entered into an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30 million in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $25.0 million at November 30, 2004.

        The Company also has a $15 million and a $25 million unsecured, uncommitted lines of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $15.3 million at November 30, 2004.

        A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $2.0 million outstanding at November 30, 2004) at an interest rate 1% above Japanese LIBOR through December 1, 2006. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

8. Transactions with Related Parties

        A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and six months ended November 30, 2004 were $0.1 and $0.3 million, respectively.

        During the second fiscal quarter of 2005 the Company sold approximately $0.5 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

9. Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended November 30, 2004 and 2003 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North America	Europe	Africa	Far East	Elimi- nations	Consoli- dated
Three months ended November 30, 2004
Net sales to unaffiliated customers	$27,836	$61,369	$—	$3,996	$—	$93,201
Transfers between geographic areas	30,948	726	25,514	36	(57,224)	—

Total revenue	$58,784	$62,095	$25,514	$4,032	$(57,224)	$93,201

Gross Profit	$6,039	$601	$(81)	$1,496	$11	$8,066

Income/(loss) before income taxes	$976	$42	$99	$538	$11	$1,666

Three months ended November 30, 2003
Net sales to unaffiliated customers	$24,110	$24,084	$—	$4,196	$—	$52,390
Transfers between geographic areas	10,743	1,130	—	—	(11,873)	—

Total revenue	$34,853	$25,214	$—	$4,196	$(11,873)	$52,390

Gross Profit	$4,199	$450	$—	$908	$—	$5,557

Income/(loss) before income taxes	$134	$85	$(163)	$116	$—	$172

Revenue and gross profit for the three months ended November 30, 2004 and 2003 classified by product were as follows (in thousands):

	Polished	Rough	Total
Three months ended November 30, 2004
Net Sales	$38,878	$54,323	$93,201

Gross Profit	$6,901	$1,165	$8,066

Three months ended November 30, 2003
Net Sales	$35,548	$16,842	$52,390

Gross Profit	$4,759	$798	$5,557

9. Segment Information

(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the six months ended November 30, 2004 and 2003 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North America	Europe	Africa	Far East	Elimi- nations	Consoli- dated
Six months ended November 30, 2004
Net sales to unaffiliated customers	$50,822	$112,402	$—	$8,284	$—	$171,508
Transfers between geographic areas	78,414	822	25,722	45	(105,003)	—

Total revenue	$129,236	$113,224	$25,722	$8,329	$(105,003)	$171,508

Gross Profit	$14,671	$1,221	$(587)	$2,605	$47	$17,957

Income/(loss) before income taxes	$4,796	$260	$(433)	$796	$47	$5,466

Identifiable assets at November 30, 2004	$150,995	$33,280	$25,564	$9,388	$(79)	$219,148

Six months ended November 30, 2003
Net sales to unaffiliated customers	$44,198	$55,008	$—	$7,292	$—	$106,498
Transfers between geographic areas	23,483	1,175	—		(24,658)	—

Total revenue	$67,681	$56,183	$—	$7,292	$(24,658)	$106,498

Gross Profit	9,056	$971	$—	$1,648	$—	$11,675

Income/(loss) before income taxes	$1,157	$272	$(654)	$(29)	$—	$746

Identifiable assets at November 30, 2003	$156,766	$6,806	$3,140	$9,883	$(198)	$176,397

Revenue and gross profit for the six months ended November 30, 2004 and 2003 classified by product were as follows (in thousands):

	Polished	Rough	Total
Six months ended November 30, 2004
Net Sales	$73,011	$98,497	$171,508

Gross Profit	$12,778	$5,179	$17,957

Six months ended November 30, 2003
Net Sales	$68,010	$38,488	$106,498

Gross Profit	$10,081	$1,594	$11,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Liquidity — Capital Resources” and in Item 1 — “Description of Business” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Overview

The Company is engaged in the cutting, polishing and selling of diamonds, including ideally proportioned diamonds, which it markets internationally under the brand name “Lazare Diamonds®". Ideally proportioned diamonds are distinguished from non-ideal cut (“commercial”) diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company’s domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperative agreements, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and retail jewelers. A subsidiary of the Company has an agreement under which it markets natural diamonds that have undergone a new process to improve the color of certain all-natural gem diamonds without reducing their all-natural content. These diamonds are sold under the Bellataire® brand name. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

The Company’s overall revenues are, in part, dependent upon the availability of rough diamonds, the world’s known sources of which are highly concentrated. The Diamond Trading Company (“DTC”) is the world’s largest rough diamond selling organization. The Company has been a client of the DTC for more than 50 years. The Company supplements its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers.

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

The Company has signed an agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. (“NamGem”) for the cutting and polishing of diamonds in Namibia. NamGem is Namibia’s flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides marketing and technical manufacturing assistance to NamGem. The Company purchases rough diamonds and supervises the manufacturing of those deemed suitable to cut and polish. The Company pays NamGem for manufacturing on a fee for services basis. Production under this agreement commenced during the third fiscal quarter of 2004.

The Company has recently signed a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola. Rough buying from this operation commenced during the first fiscal quarter of 2005.

In November 2004 the Company signed an agreement with Nozala Investments (Pty) Ltd., a broadly based women’s empowerment investment group, for cooperation in South Africa’s diamond sector. The agreement contemplates diamond mining, cutting, polishing and distribution. The joint venture is in line with the South African Government’s recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector’s contribution to economic development. Initial cutting and polishing activities will concentrate on local sources of rough diamond supply.

While the Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers’ needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources, any significant disruption of the Company’s access to its primary source suppliers could have a material adverse effect on the Company.

Results of Operations

Net Sales

        Net sales for the three and six months ended November 30, 2004 were $93.2 and $171.5 million, respectively, an increase of $40.8 and $65.0 million over the comparable period in the prior year.

        Polished diamond revenue for the three and six months ended November 30, 2004 was $38.9 and $73.0 million, respectively, as compared to $35.5 and $68.0 million in the prior year. The increase in polished sales primarily reflects higher sales of branded diamonds partially offset by lower sales of commercial stones.

        Commencing in the third quarter of fiscal 2004, the Company’s sourcing included material relating to its cooperation agreement with NamGem for the cutting and polishing of diamonds in Namibia.

        Rough diamond sales were $54.3 and $98.5 million, an increase of $37.5 and $60.0 million for the three and six months ended November 30, 2004, respectively, as compared to the prior year periods. The increase from the prior year is attributable to increased sourcing of rough diamonds.

        During the first quarter of fiscal 2005 the Company began rough diamond buying operations in Angola pursuant to a technical cooperation agreement with SODIAM. Rough diamond sales from this operation effectively commenced during the second fiscal quarter of 2005.

Gross Profit

        Gross Margin on net polished sales for the three and six months ended November 30, 2004 was $6.9 million, or 17.8% and $12.8 million, or 17.5%, respectively as compared to $4.8 million, or

13.4% and $10.1 million, or 14.8% for the prior year periods. The increase in polished gross margin for the three and six months primarily reflects a sales mix heavier in higher margin branded diamonds as compared to the comparable prior year periods.

        Rough gross margin during the three month period ended November 30, 2004 was 2.1% as compared to 4.7% in the prior year period. The decrease in gross margin percentage primarily reflects the impact of costs associated with the commencement of buying operations in Angola. Rough gross margin during the six months ended November 2004 was 5.3% as compared to 4.1% for the prior year period. This increase reflects the favorable rough trading market conditions present during the first quarter of the current fiscal year, partially offset by costs associated with the commencement of Angolan buying operations.

        As a result of the foregoing, overall gross margin percentage during the three month period ended November 30, 2004 was 8.7% compared to 10.6% in the second quarter last year. For the six months ended November 30, 2004 overall gross margin on net sales was 10.5% compared to 11.0% for the same period last year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the three and six months ended November 30, 2004 were $5.7 and $11.4 million, respectively, as compared to $5.2 and $10.6 million for the same periods in the prior year. The increase for the three and six months ended November 30, 2004 primarily reflects increased advertising and personnel costs directed toward expanding distribution and sourcing.

Interest Expense

        Net interest expense for the three and six months ended November 30, 2004 was $0.7 and $1.1 million, respectively, as compared to $0.2 and $0.3 million for the same periods in the prior year. These increases reflect increased levels of borrowing and higher interest rates during the current period compared to the same periods last year.

Income Tax

        The Company’s effective tax rate for three and six months ended November 30, 2004 was 36.3% and 34.7%, respectively, as compared to 36.0% and 36.1% for the prior year periods. The year to date decrease is primarily attributable to an increase in the percentage of income earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

        The Company’s working capital at November 30, 2004 was $142.5 million, which was $31.9 million greater than its working capital at May 31, 2004. This increase primarily reflects higher inventory levels funded by borrowings reflected as noncurrent.

        The Company maintains two $30 million long-term unsecured, revolving credit facilities that it utilizes for general working capital purposes ($53.0 million aggregate outstanding at November 30, 2004). It also maintains $40 million of uncommitted lines of credit (approximately $15.3 million outstanding at November 30, 2004) that are used to finance rough inventory transactions and other working capital needs. In addition, the Company has a 1.1 billion Yen denominated facility (approximately $2.0 million outstanding at November 30, 2004) that is used in support of its operations in Japan.

        Stockholders’ equity was $95.8 million at November 30, 2004 as compared to $92.4 million at May 31, 2004. No dividends were paid to stockholders during the three and six months ended November 30, 2004.

        The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.

New Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 “Share-Based Payment”. SFAS No. 123(R) will require the Company to expense stock options. Adoption is required for the interim or annual reporting periods beginning after June 15, 2005. The effect of expensing stock options on the Company’s results of operations using the Black-Scholes model is presented in the accompanying Notes to Consolidated Financial Statements (Note 3 – Stock Incentive Plans)

Transactions with Related Parties

        A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and six months ended November 30, 2004 were $0.1 and $0.3 million, respectively.

        During the second fiscal quarter of 2005 the Company sold approximately $0.5 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        At November 30, 2004, the Company had borrowings totaling approximately $70.3 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

Item 4. Controls and Procedures.

        As of November 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2004.

PART II — OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c)                 Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs

Sep-04	3,804	$7.44	3,804
Oct-04	13,652	$8.69	13,652
Nov-04	45,137	$9.93	45,137

Total	62,593	$9.51	62,593	$1,663,692

        On November 11, 2004, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time through and including November 14, 2005, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million.

Item 6.         Exhibits and Reports on From 8-K.

(a)                Exhibits

(31)               Rule 13a – 14(a) / 15d – 14 (a) Certifications

(32)               Section 1350 Certifications

(b)                Reports on Form 8-K

                     1) Other Events
                     2) Entry into a Material Definitive Agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By /s/ William H. Moryto William H. Moryto Vice President and Chief Financial Officer

Dated: January 11, 2005