Form 10-K/A
period 2004-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2005-03-28
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                         Explanatory Note

On August 27, 2004, Lazare Kaplan International Inc. filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2004. This Amendment No. 1 has been filed to correct a typographical error in which one paragraph was inadvertently omitted from exhibit 31.1 and 31.2 "Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002." and "Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002."

No other changes have been made.

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

                 2.   Financial Statement Schedule

                      Report of Ernst & Young, LLP on the Financial Statement Schedule

                      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended May 31, 2004.

                      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
 of Lazare Kaplan International Inc.

We have audited the consolidated financial statements of Lazare Kaplan International Inc. and subsidiaries as of May 31, 2004 and 2003, and for each of the three years in the period ended May 31, 2004, and have issued our report thereon dated August 19, 2004. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                         Ernst & Young LLP


New York, New York
August 19, 2004

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


                                       LAZARE KAPLAN INTERNATIONAL INC.



                                       By /s/ William H. Moryto
                                         ------------------------------------
                                       William H. Moryto, Vice President
                                       and Chief Financial Officer
Dated:  March 24, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                         Date
---------                            -----                         ----
/s/ Maurice Tempelsman          Chairman of the                March 24, 2005
----------------------------    Board of Directors
(Maurice Tempelsman)

/s/ Leon Tempelsman             Vice Chairman of the           March 24, 2005
----------------------------    Board of Directors and
(Leon Tempelsman)               President (principal
                                executive officer)

/s/ Lucien Burstein             Director                       March 24, 2005
----------------------------
(Lucien Burstein)

/s/ Richard A. Berenson         Director                       March 24, 2005
----------------------------
(Richard A. Berenson)

/s/ Myer Feldman                Director                       March 24, 2005
----------------------------
(Myer Feldman)

/s/ Robert A. Del Genio         Director                       March 24, 2005
----------------------------
(Robert A. Del Genio)

/s/ William H. Moryto           Vice President and             March 24, 2005
----------------------------    Chief Financial Officer
(William H. Moryto)             (principal financial
                                and accounting officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as ................... 'r'
The degree symbol shall be expressed as ................................. [d]