Form 10-Q
period 2005-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2005-04-13
CIK 202375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2728690 (IRS Employer Identification No.)

19 West 44th Street, New York, NY (Address of principal executive offices)	10036 (Zip Code)

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

 Yes       No  X

As of March 23, 2005 8,409,679 shares of the registrant’s common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
February 28, 2005 and February 29, 2004 (unaudited)	2005	2004	2005	2004

Net sales	$120,013	$64,800	$291,521	$171,298
Cost of Sales	112,204	57,651	265,755	152,474

	7,809	7,149	25,766	18,824

Selling, general and administrative expenses	5,868	5,855	17,260	16,461
Interest expense, net of interest income	573	259	1,672	582

	6,441	6,114	18,932	17,043

Income before income taxes	1,368	1,035	6,834	1,781
Income tax provision	288	282	2,186	551

NET INCOME	$1,080	$753	$4,648	$1,230

EARNINGS PER SHARE

Basic earnings per share	$0.13	$0.09	$0.55	$0.14

Average number of shares outstanding during the period	8,423,481	8,504,748	8,461,959	8,517,914

Diluted earnings per share	$0.12	$0.09	$0.54	$0.14

Average number of shares outstanding during the period assuming dilution	8,683,248	8,587,668	8,655,335	8,581,890

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28, (Unaudited) 2005	May 31, (Audited) 2004

Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,533	$1,209
Accounts and notes receivable, net	73,186	61,812
Inventories, net
Rough stones	24,335	11,944
Polished stones	95,241	81,433

Total inventories	119,576	93,377

Prepaid expenses and other current assets	11,034	5,918
Deferred tax assets-current	1,310	1,853

TOTAL CURRENT ASSETS	208,639	164,169
Non-current assets, net	8,411	8,161
Deferred tax assets, net	7,303	8,382

	$224,353	$180,712

Libilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$57,715	$46,677
Current portion of long-term debt	8,907	6,893

TOTAL CURRENT LIABILITIES	66,622	53,570
Long-term debt	61,560	34,726

TOTAL LIABILITIES	128,182	88,296

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share:
Authorized 1,500,000 shares; no shares outstanding	—	—
Common stock, par value $1 per share
Authorized 12,000,000 shares; issued 8,766,899 and 8,710,619 in February 2005 and May 2004, respectively	8,767	8,711
Additional paid-in capital	61,870	61,595
Cumulative translation adjustment	(29)	(286)
Retained earnings	28,190	23,542

	98,798	93,562
Less treasury stock, at cost, 362,585 shares at February 28, 2005 and 210,100 shares at May 31, 2004	(2,627)	(1,146)

TOTAL STOCKHOLDERS’ EQUITY	96,171	92,416

	$224,353	$180,712

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Nine months ended February 28, 2005 and February 29, 2004 (unaudited)	2005	2004

Cash Flows From Operating Activities:
Net income	$4,648	$1,230
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	865	881
Provision for uncollectible accounts	22	60
Deferred income taxes	1,622	349
Changes in operating assets and liabilities:
Accounts receivable	(11,396)	(14,817)
Rough and Polished inventories	(26,199)	(12,671)
Prepaid expenses and other current assets	(5,116)	597
Other assets	150	90
Accounts payable and other current liabilities	11,038	(486)

Net cash used in operating activities	(24,366)	(24,767)

Cash Flows From Investing Activities:
Capital expenditures	(1,265)	(1,574)

Net cash used in investing activities	(1,265)	(1,574)

Cash Flows From Financing Activities:
Increase in borrowings	28,848	26,878
Purchase of treasury stock	(1,481)	(212)
Proceeds from exercise of stock options	331	3

Net cash provided by financing activities	27,698	26,669

Effect of foreign currency translation adjustment	257	8

Net increase in cash and cash equivalents	2,324	336
Cash and cash equivalents at beginning of period	1,209	477

Cash and cash equivalents at end of period	$3,533	$813

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.’s operating results for the three and nine months ended February 28 2005 and February 29, 2004 and its financial position as of February 28, 2005.

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

2.	Accounting Policies

Sales arrangements with customers:

The Company’s polished diamond and diamond jewelry customers consist primarily of wholesale and retail clients. The Company’s rough diamond customers consist primarily of rough diamond cutters. The Company generally ships polished diamond inventory to customers subject to verification of the diamond particulars.

In addition:

• The Company has an arrangement with a diamond producer whereby the Company sells certain polished diamonds that are cut and polished in Russia. The risk and rewards of ownership of these diamonds is transferred to the Company upon delivery to the Company of the diamonds in polished form. Generally, upon receipt, the Company pays a negotiated base price and the producer receives an economic interest in future profits associated with the diamonds.

• The Company has a technical cooperation agreement with an entity responsible for the development and marketing of diamonds produced in Angola. Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation. The Company takes title to the diamonds upon acquisition in Angola and assumes responsibility for risk of loss. Sales by the Company are recorded at their gross invoice value. Profits in excess of operating and rough acquisition costs as defined are allocated between parties with such costs classified as cost of sales by the Company.

• Where the Company believes profitability can be maximized, the Company may combine, and jointly sell, certain of its diamonds with those of other wholesalers. In such instances, the Company is obligated to share profits it realizes on the sale of such stones. Typically, the participating wholesaler is required to advance funds to the Company equal to their proportional interest in the underlying diamonds.

The Company’s policy is to recognize revenue when title and risk of ownership have passed to the buyer, the earnings process is complete and the sale price is fixed and determinable. In addition, in certain instances, the Company may be entitled to receive incremental profits from its customers on the sale of certain stones. Such profits are recognized as revenue when realized. Where the Company acts as a principal in the sales transaction, takes title to the product and has risks and rewards of ownership the gross value of diamonds invoiced is recorded as sales with the portion of profits allocable to others (where applicable) included in cost of sales.

Credit is extended to customers based on an evaluation of each customer’s financial condition and generally collateral is not required on the Company’s receivables.

Incentive Programs:

The Company participates in cooperative advertising arrangements with customers in order to build brand awareness and product acceptance. Under such an arrangement a customer is eligible to receive an allowance of up to a specified percentage of its purchases from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on qualifying advertising. The Company characterizes as selling, general and administrative expense the consideration it pays to customers for cooperative advertising.

In addition, the Company offers programs whereby certain sales staff employed by the Company’s customers can receive consideration for sales of the Company’s products. The Company characterizes as selling, general and administrative expense the consideration it pays to the salesperson.

Customer rebates:

From time to time the Company has had arrangements whereby it would rebate to a customer a percentage of certain of its qualifying purchases. The Company characterizes such rebates as a reduction of sales.

Consideration received from vendors:

Periodically, the Company negotiates agreements with vendors to share certain promotional costs. The Company classifies amounts expended on such promotions as selling general and administrative expense when incurred. Similarly, amounts reimbursed by vendors are characterized as a reduction of selling, general and administrative expense.

Shipping and handling:

Shipping and handling costs incurred by the Company to deliver product to customers are classified in the Company’s income statement as selling general and administrative expense.

3.	Stock Incentive Plans

The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, the Company’s income and income per common share would have been as follows:

	Three Months Ended		Nine Months Ended
February 28, 2005 and February 29, 2004	2005	2004	2005	2004

(In thousands, except per share data)

Net income as reported	$1,080	$753	$4,648	$1,230
Less:
Stock-based employee compensation, net of taxes	(80)	(77)	(240)	(231)

Pro forma	$1,000	$676	$4,408	$999

Earnings per share:
As reported:
Basic	$0.13	$0.09	$0.55	$0.14
Diluted	$0.12	$0.09	$0.54	$0.14

Pro forma:
Basic	$0.12	$0.08	$0.52	$0.12
Diluted	$0.12	$0.08	$0.51	$0.12

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 “Share-Based Payment”. SFAS No. 123(R) will require the Company to expense stock options. Adoption is required for the interim or annual reporting periods beginning after June 15, 2005. The effect of expensing stock options on the Company’s results of operations using the Black-Scholes model is presented in the above table. The pro forma effects presented above may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards may be granted in future periods.

4.	Taxes

The Company’s subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company’s net deferred tax asset as of February 28, 2005 is approximately $8,746,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $8,613,000.

At February 28, 2005 the Company has available U.S. net operating loss carryforwards of $27.2 million, which expire as follows (in thousands):

Year	Net Operating Losses

2010	$66
2012	405
2013	3,881
2014	12,268
2015	298
2016	120
2017	10,190

$27,228

5.	Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings per Share.” Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.

	Three Months Ended		Nine Months Ended
February 28, 2005 and February 29, 2004 (unaudited)	2005	2004	2005	2004

Average number of shares outstanding during the period	8,423,481	8,504,748	8,461,959	8,517,914
Effect of dilutive stock options	259,767	82,920	193,376	63,976

Average number of shares outstanding during the period assuming dilution	8,683,248	8,587,668	8,655,335	8,581,890

6.	Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 28, 2005 and February 29, 2004, total comprehensive income was $987,000 and $741,000, respectively. For the nine months ended February 28, 2005 and February 29, 2004, total comprehensive income was $4,905,000 and $1,238,000, respectively.

7.	Lines of Credit

The Company has a long-term unsecured, revolving loan agreement under which it may borrow up to $30 million in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $28.0 million at February 28, 2005.

In September 2004, the Company entered into an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30 million in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $26.2 million at February 28, 2005.

A subsidiary of the Company maintains a loan facility that enables it to borrow up to 1.1 billion Japanese yen (approximately $1.6 million outstanding at February 28, 2005) at an interest rate 1% above Japanese LIBOR through December 1, 2006. The loan contains provisions that, among other things, require the Company to maintain a minimum debt to equity ratio. Borrowings under the facility are available for general working capital purposes and are guaranteed by the Company.

The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

The Company also has a $15 million and $25 million unsecured, uncommitted lines of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand. Outstanding borrowings under these lines amounted to approximately $14.7 million at February 28, 2005.

Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

8.	Transactions with related parties

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the nine months ended February 28, 2005 was $0.3 million.

For the three and nine months ended February 28, 2005, the Company sold approximately $1.2 million and $1.7 million, resepectively of jewelry to a relative of a non-employee member of the Company’s Board of Directors.

9.	Segment Information

GEOGRAPHIC SEGEMENT INFORMATION

(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended February 28, 2005 and February 29, 2004 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North America	Europe	Africa	Far East	Elimi- nations	Consoli- dated

Three months ended February 28, 2005
Net sales to unaffiliated customers	$28,074	$88,234	$—	$3,705	$—	$120,013
Transfers between geographic areas	46,430	327	38,644	—	(85,401)	—

Total revenue	$74,504	$88,561	$38,644	$3,705	$(85,401)	$120,013

Gross Profit	$6,364	$713	$(181)	$906	$7	$7,809

Income/(loss) before income taxes	$1,542	$131	$(245)	$(66)	$6	$1,368

Three months ended February 29, 2004
Net sales to unaffiliated customers	$23,536	$37,584	$—	$3,680	$—	$64,800
Transfers between geographic areas	9,202	165	—	—	(9,367)	—

Total revenue	$32,738	$37,749	$—	$3,680	$(9,367)	$64,800

Gross Profit	$6,098	$302	$—	$833	$(84)	$7,149

Income/(loss) before income taxes	$1,508	$(86)	$(46)	$(257)	$(84)	$1,035

Revenue and gross profit for the three months ended February 28, 2005 and February 29, 2004 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended February 28, 2005
Net Sales	$40,281	$79,732	$120,013

Gross Profit	$5,758	$2,051	$7,809

Three months ended February 29, 2004
Net Sales	$36,125	$28,675	$64,800

Gross Profit	$5,868	$1,281	$7,149

9.	Segment Information

GEOGRAPHIC SEGEMENT INFORMATION

(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 28, 2005 and February 29, 2004 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North America	Europe	Africa	Far East	Elimi- nations	Consoli- dated

Nine months ended February 28, 2005
Net sales to unaffiliated customers	$78,896	$200,636	$—	$11,989	$—	$291,521
Transfers between geographic areas	124,844	1,149	64,366	45	(190,404)	—

Total revenue	$203,740	$201,785	$64,366	$12,034	$(190,404)	$291,521

Gross Profit	$21,035	$1,934	$(768)	$3,511	$54	$25,766

Income/(loss) before income taxes	$6,338	$391	$(678)	$730	$53	$6,834

Identifiable assets at February 28, 2005	$149,461	$47,744	$17,862	$9,359	$(73)	$224,353

Nine months ended February 29, 2004
Net sales to unaffiliated customers	$67,734	$92,592	$—	$10,972	$—	$171,298
Transfers between geographic areas	32,685	1,340	—		(34,025)	—

Total revenue	$100,419	$93,932	$—	$10,972	$(34,025)	$171,298

Gross Profit	$15,154	$1,273	$—	$2,481	$(84)	$18,824

Income/(loss) before income taxes	$2,665	$186	$(700)	$(286)	$(84)	$1,781

Identifiable assets at February 29, 2004	$166,018	$8,306	$3,140	$10,537	$(169)	$187,832

Revenue and gross profit for the nine months ended February 28, 2005 and February 29, 2004 classified by product were as follows (in thousands):

	Polished	Rough	Total

Nine months ended February 28, 2005
Net Sales	$113,292	$178,229	$291,521

Gross Profit	$18,536	$7,230	$25,766

Nine months ended February 29, 2004
Net Sales	$104,135	$67,163	$171,298

Gross Profit	$15,949	$2,875	$18,824

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Liquidity - Capital Resources” and in Item 1 - “Description of Business” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Overview

The Company is engaged in the cutting, polishing and selling of diamonds, including ideally proportioned diamonds, which it markets internationally under the brand name “Lazare Diamonds®”. Ideally proportioned diamonds are distinguished from non-ideal cut (“commercial”) diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company’s domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperation agreements, the Company cuts and polishes fine commercial make diamonds which it markets to wholesalers, distributors and retail jewelers. A subsidiary of the Company has an agreement under which it markets natural diamonds that have undergone a new high pressure high temperature process to improve the color of certain all-natural gem diamonds without reducing their all-natural content. These diamonds are sold under the Bellataire® brand name. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

The Company’s overall revenues are, in part, dependent upon the availability of rough diamonds, the world’s known sources of which are highly concentrated. The Diamond Trading Company (“DTC”) is the world’s largest rough diamond selling organization. The Company has been a client of the DTC for more than 55 years. The Company supplements its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers.

The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola. Rough diamond buying from this operation commenced during the first fiscal quarter of 2005.

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

The Company has an agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. (“NamGem”) for the cutting and polishing of diamonds in Namibia. NamGem is Namibia’s flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides marketing and technical manufacturing assistance to NamGem. The Company purchases rough diamonds and supervises the manufacturing of those deemed suitable to cut and polish. The Company pays NamGem for manufacturing on a fee for services basis. All rough and polished diamonds are bought and sold by the Company for its account. Production under this agreement commenced during the third fiscal quarter of 2004.

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

Results of Operations

Net Sales

Net sales for the three and nine months ended February 28, 2005 were $120.0 and $291.5 million, respectively, an increase of $55.2 and $120.2 million over the comparable period in the prior year.

Polished diamond revenue for the three and nine months ended February 28, 2005 was $40.3 and $113.3 million, respectively, as compared to $36.1 and $104.1 million in the prior year periods. The increase in polished sales primarily reflects increased sales of branded diamonds and jewelry. The increase in branded sales largely reflects growth of jewelry and loose Lazare Diamonds to both new and existing Southeast Asia based customers. Factors leading to this increase include greater brand awareness resulting from increased advertising and an overall strengthening of regional economies.

Commencing in the third quarter of fiscal 2004, the Company’s sourcing included material relating to its cooperation agreement with NamGem for the cutting and polishing of diamonds in Namibia.

Rough diamond sales for the three and nine months ended February 28, 2005 were $79.7 and $178.2 million, an increase of $51.1 and $111.1 million over the comparable period in the prior year. The increase in rough diamond sales for the three and nine month periods is primarily related to the commencement of Angolan rough buying and trading operations during the first fiscal quarter of 2005. The increase for the three and nine month periods also reflects an increase in the supply of rough diamonds made available to the Company by rough diamond producers. The increase in supply from producers reflects, among other things, the Company’s ranking among the producer’s customers and its reputation in the industry. The Company’s supply of rough diamonds also increased during fiscal 2005 as a result of an increase in its allocation of stones associated with the Company’s cooperation agreement with NamGem.

Gross Profit

During the three months ended February 28, 2005 gross margin on net polished sales was 14.3% compared to 16.2% in the third quarter of last year. The decrease in polished gross margin for the three month period reflects increased sales of higher margin branded diamonds and jewelry offset by a decrease in margins earned on increased sales of fine commercial make diamonds (which typically carry a lower gross margin than branded diamonds). For the nine months ended February 28, 2005, polished diamond gross margin was 16.4% compared to 15.3% in the same period last year. The increase in polished gross margin primarily reflects increased sales of higher margin branded diamonds and jewelry which more than offset the impact of reduced margins earned on lower sales of fine commercial make diamonds. The decline in gross margin on fine commercial make diamonds reflects increased rough diamond prices which the Company was unable to fully pass through to customers during the period.

Rough gross margin during the three month period ended February 28, 2005 was 2.6% compared to 4.5% in the prior year period. Rough gross margin during the nine month period ended February 28, 2005 was 4.1% compared to 4.3% in the prior year period. The decrease in rough gross margin percentage primarily reflects the commencement of Angolan rough buying operations which are not expected to contribute to the Company’s rough gross margin during its first year of operations. Offsetting the dilutive impact of Angolan rough sales, the Company’s aggregate rough gross margin from all other sources increased during the three and nine month periods ended February 28, 2005 reflecting an improvement in the overall market conditions for the categories of stones the Company trades.

As a result of the foregoing, overall gross margin percentage during the three month period ended February 28, 2005 was 6.5% compared to 11.0% in the third quarter last year. For the nine months ended February 28, 2005 overall gross margin percentage was 8.8% compared to 11.0% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended February 28, 2005 were $5.9 and $17.3 million, respectively, as compared to $5.9 and $16.5 million for the same periods in the prior year. The increase for the nine months ended February 28, 2005 reflects increased personnel and related costs directed toward expanding sourcing and supporting the distribution of branded diamonds, jewelry and fine commercial make polished diamonds.

Interest Expense

Net interest expense for the three and nine months ended February 28, 2005 was $573,000 and $1,672,000, respectively, as compared to $259,000 and $582,000 for the same periods in the prior year. These increases primarily reflect increased levels of borrowing and higher interest rates during the current period compared to the same periods last year.

Income Tax

The Company’s effective tax rate for three months ended February 28, 2005 was 21.1% as compared to 27.2% for the prior year. This decrease is primarily attributable to an increase in the percentage of income earned in lower tax rate jurisdictions. The effective tax rate for the nine months ended February 28, 2005 was 32.0% as compared to 30.9% for the prior year period reflecting a higher percentage of income earned in higher tax rate jurisdictions in the current year period.

Liquidity and Capital Resources

The Company’s working capital at February 28, 2005 was $142.0 million, which was $31.4 million greater than its working capital at May 31, 2004. This increase primarily reflects higher inventory and accounts receivable levels funded by borrowings reflected as noncurrent.

The Company maintains two $30 million long-term unsecured, revolving credit facilities that it utilizes for general working capital purposes ($54.2 million aggregate outstanding at February 28, 2005). In addition, the Company has a 1.1 billion Yen denominated facility (approximately $1.6 million outstanding at February 28, 2005) that is used in support of its operations in Japan. The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

The Company also maintains $40 million of uncommitted lines of credit (approximately $14.7 million outstanding at February 28, 2005) that are used to finance rough inventory transactions and other working capital needs.

Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

Stockholders’ equity was $96.2 million at February 28, 2005 as compared to $92.4 million at May 31, 2004. No dividends were paid to stockholders during the three and nine months ended February 28, 2005.

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

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the nine months ended February 28, 2005 was $0.3 million.

For the three and nine months ended February 28, 2005, the Company sold approximately $1.2 million and $1.7 million, resepectively of jewelry to a relative of a non-employee member of the Company’s Board of Directors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At February 28, 2005, the Company had borrowings totaling approximately $70.5 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of February 28, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2005. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs

Dec-04	37,857	$10.17	37,857	$1,278,832
Jan-05	25,615	$10.36	25,615	$1,013,521
Feb-05	7,467	$10.72	7,467	$933,460

Total	70,939	$10.29	70,939

On November 11, 2004, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time through and including November 14, 2005, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
(31.1)	Rule 13a – 14(a) / 15d – 14 (a) Certifications
(31.2)	Rule 13a – 14(a) / 15d – 14 (a) Certifications
(32)	Section 1350 Certifications
(b)	Reports on Form 8-K
1)	Other Events

2)       Entry into a Material Definitive Agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By:	/s/ William H. Moryto

William H. Moryto Vice President and Chief Financial Officer

Dated: April 13, 2005