Form 10-K
period 2005-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2005-08-25
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ___ No X

As of November 30, 2004 the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $25,485,649.

As of July 31, 2005, 8,395,306 of the registrant's common stock were outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

     2005 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

     2005 Annual Report to Stockholders for the fiscal year ended May 31, 2005 to be filed with the Commission-incorporated by reference into Parts II and IV.

                                      Part1

Item 1. Description of Business

The Company

     Lazare Kaplan International Inc. (the "Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is one of the largest U.S. providers of ideal cut diamonds. In addition, through a cooperative agreement with the largest Russian diamond mining company, the Company cuts and polishes fine make commercial diamonds at diamond cutting facilities in Russia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

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

     One of the Company's important suppliers of rough diamonds is the Diamond Trading Company ("DTC"), the rough diamond sales arm of the De Beers Group. Based on published reports, the Company believes that more than half of the world's current rough diamond output is sold by the DTC. The Company has been a client of the DTC for approximately 60 years. In order to diversify its sources of rough diamond supply, the Company has an office in Antwerp to supplement its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources.

     The Company operates various manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company also operates manufacturing facilities in Moscow and Barnaul, Russia, and Namibia. The facilities in Russia are operated pursuant to agreements with AK ALROSA of Russia. The facility in Namibia is operated under a strategic cooperation agreement with NamGem Diamond Manufacturing Company (PYT) Ltd.

Diamond Supply

     The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London and South Africa to a select group of clients ("sightholders") which, according to published reports, number approximately 95, including the Company. Based upon published reports, the Company believes that more than half of the world's current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC's clients have traditionally been expected to purchase substantially all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

     The DTC has been and continues to be an important supplier of rough diamonds to the Company. The DTC periodically invites its clients to submit their requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings of rough diamonds ("sights") held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC's stated price, an assortment of rough diamonds known as a "series", the composition of which attempts to take into account the qualitative and quantitative requirements of the Company based on requests submitted to the DTC by the Company. The Company has been a sightholder for approximately 60 years. The loss of its status as a sightholder could have a material adverse effect on the Company.

     In 2000, the DTC announced significant changes in its approach to rough diamond marketing. In brief, the DTC stated that it would stop open market purchases, alter its market control and pricing policies and focus on selling its own mining productions through its "Supplier of Choice" marketing programs. These policy changes were intended to drive consumer demand for diamond jewelry by fostering the development of efficient distribution networks that stimulate demand, support the emergence of internationally recognized brands to meet consumer needs, supply clients with a consistent supply of rough diamonds and encourage and support additional investment in marketing and advertising programs with the goal of developing an industry led by advertising and marketing support.

     The Company is currently a Sightholder under the DTC's Supplier of Choice Program. The Company believes it is well positioned to benefit from these changes in the DTC's approach to diamond marketing. However, there can be no assurance that this policy change will not have a material adverse effect on the Company's operations.

     During the third quarter of fiscal 2004, the Company signed a cooperation agreement with NamGem for the cutting and polishing of diamonds in Namibia. NamGem is Namibia's flagship venture in the international diamond polishing industry. Under the terms of the agreement the Company provides marketing and technical manufacturing assistance to NamGem. The Company purchases rough diamonds and supervises the manufacturing of those deemed suitable to cut and polish. The Company pays NamGem for manufacturing on a fee for services basis. All rough and polished diamonds are bought and sold by the Company for its account.

     During the fourth quarter of fiscal 2004 the Company signed a four year technical cooperation agreement regarding the marketing of rough diamonds with SODIAM, the government entity responsible for the development and marketing of diamonds produced in Angola. The Company began active Angolan buying operations during the first quarter of fiscal 2005.

     In November 2004, the Company signed an agreement with Nozala Investments
(PTY) LTD., a broadly based women's empowerment investment group, for cooperation in South Africa's diamond sector. The agreement contemplates diamond mining, cutting, polishing, and distribution. The joint venture is in line with the South African Government's recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector's contribution to economic development. Initial cutting and polishing activities will concentrate on local sources of rough diamond supply.

     In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

     Through February 2009, the Company's wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") has an exclusive agreement with a formerly wholly-owned subsidiary of General Electric Company ("GE") under which POL could market natural diamonds that have undergone a new high pressure, high temperature
(HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process will be used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL will sell only diamonds that have undergone the new HPHT process. Each diamond sold by POL will be laser inscribed with a unique brand name and identification number. After careful study, a brand name, Bellataire'r', was selected for the consumer launch. During 2004, GE advised the Cmopany that it had sold its subsidiary (subsequently renamed Diamond Innovations Inc. "DI") engaged in eth Bellatiare operations to LJ Superabrasives Holding Inc. ("LJ").

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

Cutting and Polishing

     Commencement of the Company's operations in Russia was announced in July 1996 when the Company reached an agreement (the "ALROSA I Agreement"), for a term of ten years, with AK ALROSA of Russia for the cutting, polishing and marketing of large gem diamonds. According to published reports, ALROSA is the largest producer of rough diamonds in Russia with annual production in excess of $2.1 billion, accounting for over 20% of the world's supply of diamonds. Under the ALROSA I Agreement, ALROSA has agreed to supply a minimum of $45 million per year (at rough diamond cost) of large rough gem diamonds believed by the Company to be suitable for processing. In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into a second agreement (the "ALROSA II Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds for up to $100 million a year. Under the terms of the ALROSA II Agreement, the Company and ALROSA agreed to refurbish additional diamond cutting facilities. At present, the Company's operations in Russia are consolidated in two facilities, both of which are fully operational. These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. Under both the ALROSA I and the ALROSA II agreements, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally will be shared equally with ALROSA. These agreements do not require the Company to advance funds for the purchase of rough diamonds. The ALROSA I Agreement served as a long-term off-take arrangement to secure the repayment of financing which ALROSA received from a United States commercial bank guaranteed by the Export-Import Bank of the United States ("Eximbank") for the purchase by ALROSA of U.S. manufactured mining equipment. This equipment was used by ALROSA to increase production in its diamond mines. Pursuant to the ALROSA II Agreement, ALROSA has borrowed approximately $40 million backed by loan guarantees from Eximbank and could apply for additional financing. These guaranties will allow ALROSA to continue purchasing U.S. manufactured mining equipment and expand mining production. Any interruption in the supply of diamonds from Russia could have a material adverse effect on the Company.

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

     The Company has signed a strategic cooperation agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. ("NamGem") for the cutting and polishing of diamonds in Namibia. NamGem is Namibia's flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides technical manufacturing assistance and supervises the manufacture of the Company's rough diamonds deemed suitable to cut and polish.

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

     The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Korea, China and Malaysia and recently throughout Latin America, Italy and the Middle East.

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

     The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                         ------------------
                         2005   2004   2003
-------------------------------------------
United States             20%    30%    36%
Far East                   9%     9%     9%
Europe, Israel & Other    71%    61%    55%
-------------------------------------------
                         100%   100%   100%
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

Employees

     At July 31, 2005, the Company had 214 full-time employees including 10 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees is represented by a union.

Item 2. Properties

     In June 2003, the Company entered into a lease for 17,351 square feet of office space, a portion of which will be devoted to sales rooms, at 19 West 44th Street, New York City, for a term expiring September 30, 2019 at an annual rental rate of approximately $594,000 (subject to escalations). This location will serve as the Company's new Corporate headquarters.

     The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 12,650 square feet.

     The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2015 at an annual rental rate of approximately $50,000. The Company has the right to terminate the lease on May 31, 2006, 2009, and 2012.

     The Company also leases office space in Antwerp, Belgium for a term expiring August 11, 2013 at an annual rental rate of approximately 52,000 Euros (approximately $64,000). The lease is cancelable by either the Company or the landlord on August 11, 2008 and 2010.

     The Company owns a 330 square meter office in Antwerp, Belgium, a portion of which is devoted to sales rooms.

     The Company leases office space in Hong Kong for a term expiring May 31, 2008 at an annual rental rate of 672,000 Hong Kong dollars (approximately $87,000).

     The Company leases office space in Tokyo for a term expiring August 31, 2006 at an annual rental rate of 18,200,000 Japanese Yen (approximately $150,000).

     The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.

Item 3. Legal Proceedings

     In 2004, the Company was apprised of the filing of a lawsuit alleging, among other things, restraint of trade entitled "W.B. David & Co., Inc. plaintiff, against De Beers Centenary A. G. , et al., defendants." United States District Court, Southern District of New York, in which approximately 100 individuals and entities, including De Beers Centenary A. G. , certain of its principals and allegedly related companies, and various "sightholders" of De Beers, including the Company, are named as defendants. The Company has not been served and does not know if it will be served in this matter. If the Company is served it will deny all allegations of wrongdoing and vigorously contest the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Company

     The following table sets forth information regarding executive officers of the Company.

NAME                         POSITION          AGE
----                         --------          ---
Maurice Tempelsman   Chairman of the Board      76

Leon Tempelsman      Vice Chairman of the       49

                     Board and President

William H. Moryto    Vice President and
                     Chief Financial Officer    47

     All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2004. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

The following table presents a summary of share repurchases made by the Company during the quarter ended May 31, 2005 under the Company's share repurchase program authorized by our Board of Directors.

                                                         Maximum Dollar
           Total                    Total Number of      Value that May
         Number of     Average    Shares Purchased as   Yet Be Purchased
           Shares    Price Paid    Part of Publicly         Under the
Period   Purchased    per Share    Announced programs       Programs
------------------------------------------------------------------------
Mar-05     17,144      $ 11.89           17,144             $729,602
Apr-05     27,644      $ 10.41           27,644             $441,798
May-05         --      $    --               --             $441,798
-----------------------------------------------------
Total      44,788      $ 10.98           44,788
=====================================================

     On April 12, 2005, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2006, shares of the Company's common stock with an aggregate value not to exceed $2.0 million.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     At May 31, 2005, the Company had borrowings totaling approximately $72.7 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

Item 8. Financial Statements and Supplementary Data

     (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

          (i)  Report of BDO Seidman, LLP

          (ii) Report of Ernst & Young, LLP

          (iii) Consolidated Statements of Operations for each of the three years in the period ended May 31, 2005.

          (iv) Consolidated Balance Sheets as at May 31, 2005 and May 31, 2004.

          (v) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended May 31, 2005.

          (vi) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2005.

          (vii) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On September 22, 2004, the Company changed its independent accountants from Ernst & Young, LLP to BDO Seidman, LLP. There are no disagreements, as described in Item 304 of Regulation S-K, between the Company and Ernst & Young, LLP.

Item 9a. Controls and Procedures

     The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective and the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

     The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended May 31, 2005 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company's internal controls over financial reporting during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

                                    Part III

     Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2005.

                                     Part IV

Item .15 Exhibits, Financial Statement Schedules

     (a)  1.   The response to this portion of Item 15 is set forth in Item 8 of
               Part II hereof.

          2. The schedule and reports of the independent registered public accounting firms thereon.

          3.   The exhibits listed in the Exhibit Index attached hereto.

          Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
of Lazare Kaplan International Inc.


The audit referred to in our report dated August 11, 2005 relating to the consolidated financial statements of Lazare Kaplan International Inc., which is incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended May 31, 2005 included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

August 11, 2005

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
of Lazare Kaplan International Inc.


We have audited the consolidated financial statements of Lazare Kaplan International Inc. and subsidiaries as of May 31, 2004, and for each of the two years in the period ended May 31, 2004, and have issued our report thereon dated August 19, 2004. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young, LLP

New York, New York
August 19, 2004

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                         COLUMN C
                                               ---------------------------
                                   COLUMN B             Additions                          COLUMN E
                                  ----------   ---------------------------    COLUMN D    ----------
COLUMN A                          Balance at   Charged to     Charged to     ----------   Balance at
--------                           beginning    costs and   other accounts   Deductions       end
Description                        of period    expenses       describe       describe     of period
-----------                       ----------   ----------   --------------   ----------   ----------
YEAR ENDED MAY 31, 2005:
Allowance for doubtful accounts    $365,000     $(59,000)         $--        $ 64,000(A)   $360,000
                                   --------     --------          ---        --------      --------
YEAR ENDED MAY 31, 2004:
Allowance for doubtful accounts    $523,000     $(44,000)         $--        $114,000(A)   $365,000
                                   --------     --------          ---        --------      --------
YEAR ENDED MAY 31, 2003:
Allowance for doubtful accounts    $424,000     $179,000          $--        $ 80,000(A)   $523,000
                                   --------     --------          ---        --------      --------

(A)  Amounts written off.

Item 15. Exhibits, Financial Statement Schedules
(continued)

     (b)  Exhibits

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

     (t) Amendment to the Revolving Credit Agreement, dated November 24, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders - incorporated herein by reference to exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

     (u) Cooperation Agreement, dated January 9, 2004, between Lazare Kaplan International Inc. and NamGem Diamond Manufacturing Company (PTY) Ltd. and Namdeb Diamond Corporation (PTY) Ltd. (certain portions of this agreement have been omitted pursuant to a request for confidential treatment) - incorporated herein by reference to exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

     (v) Agreement dated April 29, 2004 between Lazare Kaplan International Inc. and Sociedade de Comercializacao de Diamantes de Angola, SARL (SODIAM) (certain portions of this agreement have been omitted pursuant to a request for confidential treatment) - incorporated herein by reference to exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

     (w) Amendment to the Credit Facility Agreement, dated December 1, 2003, between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc.

     (x) Amendment to the Revolving Credit Agreement, dated September 13, 2004, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders

     (y) Amendment to the Revolving Credit Agreement, dated November 24, 2004, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders

     (z) Amendment to the Revolving Credit Agreement, dated May 6, 2005, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders

     (aa) Amendment to the Revolving Credit Agreement, dated July 15, 2005, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders

     (ab) Revolving Credit Agreement dated September 28, 2004 by and between Lazare Kaplan International, as Borrower and HSBC Bank USA, National Association, as Lender.

     (ac) Amendment to the Credit Facility Agreement, dated December 1, 2004, between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc.

     (ad) Amendment to the credit facility dated July 18, 2005 between Antwerpse Diamantbank NV and Lazare Kaplan International Inc.

     (ae) Amendment to the Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc., effective as of March 1, 2005.

     (af) William H. Moryto Retirement Benefit Plan of Lazare Kaplan International Inc., effective as of February 1, 2005.

(13) 2005 Annual Report to Security Holders - incorporated herein by reference to the Company's 2005 Annual Report to Stockholders to be filed with the Commission.

(14) Code of Conduct for the President and senior financial officers of the Company - incorporated herein by reference to exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

(21) Subsidiaries

(23.1) Consent of BDO Seidman, LLP

(23.2) Consent of Ernst & Young, LLP

(31.1) Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as
     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as
     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1) Amended and restated Audit Committee Charter - incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement for the fiscal year ended May 31, 2004, filed with the Commission on October 7, 2004.

(c)  Not applicable

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LAZARE KAPLAN INTERNATIONAL INC.


                                        By /s/ William H. Moryto
                                           -------------------------------------
                                        William H. Moryto, Vice President
                                        and Chief Financial Officer

Dated: August 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                  Date
---------                                           -----                  ----


/s/ Maurice Tempelsman                     Chairman of the           August 25, 2005
----------------------------------------   Board of Directors
(Maurice Tempelsman)


/s/ Leon Tempelsman                        Vice Chairman of the      August 25, 2005
----------------------------------------   Board of Directors and
(Leon Tempelsman)                          President (principal
                                           executive officer)


/s/ Lucien Burstein                        Director                  August 25, 2005
----------------------------------------
(Lucien Burstein)


/s/ Richard A. Berenson                    Director                  August 25, 2005
----------------------------------------
(Richard A. Berenson)


/s/ Myer Feldman                           Director                  August 25, 2005
----------------------------------------
(Myer Feldman)


/s/ Robert A. Del Genio                    Director                  August 25, 2005
----------------------------------------
(Robert A. Del Genio)


/s/ William H. Moryto                      Vice President and        August 25, 2005
----------------------------------------   Chief Financial Officer
(William H. Moryto)                        (principal financial
                                           and accounting officer)

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...................... 'r'