Form 10-Q
period 2005-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2005-10-13
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005.

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

                       Yes    X         No
                           -------         -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                       Yes              No    X
                           -------         -------

         As of September 14, 2005 8,335,869 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information                                                    Page
                                                                              -----------

       Item 1.    Financial Statements (Unaudited)

                  Consolidated income statements
                        Three months ended August 31, 2005 and 2004               3


                  Consolidated balance sheets
                        August 31, 2005 and May 31, 2005                          4

                  Consolidated statements of cash flows
                        Three months ended August 31, 2005 and 2004               5

                  Notes to consolidated financial statements                    6 - 11

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          12 - 15

       Item 3.    Quantitative and Qualitative Disclosure of Market Risk          16

       Item 4.    Controls and Procedures                                         16

Part II. Other Information

       Item 2.    Changes in Securities and Use of Proceeds                       17

       Item 6.    Exhibits and Reports on Form 8-K                                17

Signature                                                                         18

CONSOLIDATED INCOME STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except per share and share data)

                                                                 Three Months Ended
August 31, 2005 and 2004(unaudited)                            2005               2004
------------------------------------------------------------------------------------------
Net sales                                                $       138,856   $        78,307
Cost of Sales                                                    129,874            68,416
------------------------------------------------------------------------------------------
                                                                   8,982             9,891
------------------------------------------------------------------------------------------
Selling, general and administrative expenses                       6,687             5,646
Interest expense                                                     903               445
------------------------------------------------------------------------------------------
                                                                   7,590             6,091
------------------------------------------------------------------------------------------
Income before income taxes                                         1,392             3,800
Income tax provision                                                 484             1,293
------------------------------------------------------------------------------------------
NET INCOME                                               $           908   $         2,507
==========================================================================================

EARNINGS PER SHARE
------------------------------------------------------------------------------------------
Basic earnings per share                                 $          0.11   $          0.30
------------------------------------------------------------------------------------------
Average number of shares outstanding during the period         8,368,621         8,494,177
------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
Diluted earnings per share                               $          0.10   $          0.29
------------------------------------------------------------------------------------------
Average number of shares outstanding during the period
    assuming dilution                                          9,011,287         8,650,551
------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                             August 31,          May 31,
                                                                            (Unaudited)         (Audited)
                                                                                2005               2005
--------------------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
     Cash and cash equivalents                                            $          6,693   $         10,320
     Accounts and notes receivable, net                                            118,805             86,990
     Inventories, net
          Rough stones                                                              26,621             22,779
         Polished stones                                                           104,186            101,805
--------------------------------------------------------------------------------------------------------------
                 Total inventories                                                 130,807            124,584
--------------------------------------------------------------------------------------------------------------
     Prepaid expenses and other current assets                                      10,733             11,697
     Deferred tax assets-current                                                     1,809              1,944
--------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                                268,847            235,535
     Non-current assets, net                                                         9,533              8,747
     Deferred tax assets, net                                                        5,687              6,002
--------------------------------------------------------------------------------------------------------------
                                                                          $        284,067   $        250,284
==============================================================================================================

Libilities and Stockholders' Equity
CURRENT LIABILITIES:
     Accounts payable and other current liabilities                       $         83,456   $         77,241
     Current portion of long-term debt                                              43,224             16,738
--------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                           126,680             93,979
     Long-term debt                                                                 61,005             60,000
--------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                   187,685            153,979
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share:
        Authorized 1,500,000 shares; no shares outstanding                               -                  -
     Common stock, par value $1 per share
        Authorized 12,000,000 shares; issued 8,810,179 and 8,802,679
           in August 2005 and May 2005, respectively                                 8,810              8,803
     Additional paid-in capital                                                     62,129             62,090
     Cumulative translation adjustment                                                (480)              (241)
     Retained earnings                                                              29,680             28,772
--------------------------------------------------------------------------------------------------------------
                                                                                   100,139             99,424
     Less treasury stock, at cost, 469,045 shares at August 31, 2005
        and 407,373 shares at May 31, 2005                                          (3,757)            (3,119)
--------------------------------------------------------------------------------------------------------------
               TOTAL STOCKHOLDERS' EQUITY                                           96,382             96,305
--------------------------------------------------------------------------------------------------------------
                                                                          $        284,067   $        250,284
==============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Three months ended August 31, 2005 and 2004 (unaudited)                              2005              2004
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
       Net income                                                         $            908   $         2,507
       Adjustments to reconcile net income to net cash
         used in operating activities:
            Depreciation and amortization                                              311               306
            Provision for uncollectible accounts                                        41                39
            Deferred income taxes                                                      450             1,215
       Changes in operating assets and liabilities:
          Accounts receivable                                                      (31,856)           (1,163)
          Rough and Polished inventories                                            (6,223)          (23,216)
          Prepaid expenses and other current assets                                    964            (3,726)
          Other assets                                                                 (28)               50
          Accounts payable and other current liabilities                             6,215             4,361
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (29,218)          (19,627)
==============================================================================================================

Cash Flows From Investing Activities:
Capital expenditures                                                                (1,069)             (526)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (1,069)             (526)
==============================================================================================================

Cash Flows From Financing Activities:
Increase in borrowings                                                              27,491            25,438
Purchase of treasury stock                                                            (638)             (156)
Proceeds from exercise of stock options                                                 46                21
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           26,899            25,303
==============================================================================================================

Effect of foreign currency translation adjustment                                     (239)               (6)
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           (3,627)            5,144
Cash and cash equivalents at beginning of period                                    10,320             1,209
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $          6,693   $         6,353
==============================================================================================================


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(Unaudited)
-----------


1.       Interim Financial Reporting
         ---------------------------

         This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2005 and 2004 and its financial position as of August 31, 2005.

         The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2005. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.


2.       Accounting Policies
         -------------------

Sales arrangements with customers:

The Company's polished diamond and diamond jewelry customers consist primarily of wholesale and retail clients. The Company's rough diamond customers consist primarily of rough diamond cutters. The Company generally ships polished diamond inventory to customers subject to verification of the diamond particulars.

In addition:
o The Company has an arrangement with a diamond producer whereby the Company sells certain polished diamonds that are cut and polished in Russia. The risk and rewards of ownership of these diamonds is transferred to the Company upon delivery to the Company of the diamonds in polished form. Generally, upon receipt, the Company pays a negotiated base price and the producer receives an economic interest in future profits associated with the diamonds.

o The Company has a technical cooperation agreement with an entity responsible for the development and marketing of diamonds produced in Angola. Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation. The Company takes title to the diamonds upon acquisition in Angola and assumes responsibility for risk of loss. Sales by the Company are recorded at their gross invoice value. Profits in excess of operating and rough acquisition costs as defined are allocated between parties with such costs classified as cost of sales by the Company.

o Where the Company believes profitability can be maximized, the Company may combine, and jointly sell, certain of its diamonds with those of other wholesalers. In such instances, the Company is obligated to share profits it realizes on the sale of such stones. Typically, the participating wholesaler is required to advance funds to the Company equal to their proportional interest in the underlying diamonds.

         The Company's policy is to recognize revenue when title and risk of ownership have passed to the buyer, the earnings process is complete and the sale price is fixed and determinable. In addition, in certain instances, the Company may be entitled to receive incremental profits from its customers on the sale of certain stones. Such profits are recognized as revenue when realized. Where the Company acts as a principal in the sales transaction, takes title to the product and has risks and rewards of ownership the gross value of diamonds invoiced is recorded as sales with the portion of profits allocable to others (where applicable) included in cost of sales.

Credit is extended to customers based on an evaluation of each customer's financial condition and generally collateral is not required on the Company's receivables.

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

         In addition, the Company offers programs whereby certain sales staff employed by the Company's customers can receive consideration for sales of the Company's products. The Company characterizes as selling, general and administrative expense the consideration it pays to the salesperson.

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

Shipping and handling:

         Shipping and handling costs incurred by the Company to deliver product to customers are classified in the Company's income statement as selling general and administrative expense.

Inventories:

         Inventories, including amounts on consignment with customers, are stated at the lower of cost or market, using the average cost method. Prior to June 1, 2005 a portion of the Company's inventory was accounted for using the first-in, first-out method. The effect of this change was immaterial to the overall inventory valuation.

3.       Stock Incentive Plans
         ---------------------

         The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option awards as they are issued at or above fair market value. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company's income and income per common share would have been as follows:



Three months ended August 31,                 2005           2004
----------------------------------------  ---------------------------
(In thousands, except per share data)

Net income as reported                    $       908    $     2,507
   Less:
     Stock-based employee compensation,
       net of taxes                              (148)           (80)
----------------------------------------  ---------------------------
Pro forma                                 $       760    $     2,427
----------------------------------------  ---------------------------

Earnings per share:
   As reported:
     Basic                                $      0.11    $      0.30
     Diluted                              $      0.10    $      0.29
----------------------------------------  ---------------------------
   Pro forma:
     Basic                                $      0.09    $      0.29
     Diluted                              $      0.08    $      0.28
----------------------------------------  ---------------------------



         In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 "Share-Based Payment". SFAS No. 123(R) will require the Company to expense stock options. Adoption is required for the annual reporting periods beginning after June 15, 2005. The effect of expensing stock options on the Company's results of operations using the Black-Scholes model is presented in the above table. The pro forma effects presented above may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards may be granted in future periods.


4.       Taxes
         -----

         The Company's subsidiaries conduct business in foreign countries. The subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2005 is approximately $7,629,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $7,496,000.

         At August 31, 2005 the Company has available U.S. net operating loss carryforwards of $20.5 million, which expire as follows (in thousands):

                        Net Operating
        Year                Losses
      ---------        ---------------
        2019             $       9,858
        2020                       298
        2021                       120
        2022                    10,209
                       ---------------
                         $      20,485
                       ---------------



5.       Earnings Per Share
         ------------------

         Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share includes the impact of dilutive stock options.



   Three months ended August 31,                  2005          2004
   ----------------------------------------  --------------------------
   Average number of shares outstanding
        during the period                       8,368,621     8,494,177

   Effect of dilutive stock options               642,666       156,374

   ----------------------------------------  --------------------------
   Average number of shares outstanding
        during the period assuming dilution     9,011,287     8,650,551
   ----------------------------------------  --------------------------


6.       Comprehensive Income
         --------------------

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2005 and 2004, total comprehensive income was $669,000 and $2,501,000, respectively.


7.       Lines of Credit
         ---------------


         The Company has a $15.0 million and a $30.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of August 31, 2005 the balance outstanding under both lines was $41.0 million. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand.

         The Company has a long-term unsecured, revolving loan agreement. The agreement provides that the Company may borrow up to $45.0 million (including up to $1.0 million under letters of credit) in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of August 31, 2005 the balance outstanding under this facility was $33.0 million, excluding outstanding letters of credit in the amount of $0.7 million.

         The Company also maintains an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30.0 million in the aggregate through December 1, 2006. The loan term may be extended in one year increments commencing November 30, 2005, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or
(b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $29.2 million at August 31, 2005.

         A subsidiary of the Company maintains a loan facility which enables it to borrow up to 550 million Japanese yen (approximately $5.0 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2006. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of August 31, 2005, the balance outstanding under this facility was $1.0 million U.S. dollars.

         Long-term debt of $61.0 million outstanding at August 31, 2005 is scheduled to be repaid in the fiscal year ended May 31, 2007. The Company was in compliance with its debt covenants at August 31, 2005.

         The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.


         8.       Transactions with related parties
                  ---------------------------------

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three months ended August 31, 2005 was $0.1 million.

         For the three months ended August 31, 2005, the Company sold approximately $0.1 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

        9.        Segment Information
                  -------------------


GEOGRAPHIC SEGMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2005 and 2004 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                                    North                                     Far            Elimi-        Consoli-
                                                   America        Europe       Africa         East          nations         dated
                                                ------------------------------------------------------------------------------------
Three months ended August 31, 2005
----------------------------------
   Net sales to unaffiliated customers          $    31,205   $   103,977   $      --      $     3,674    $      --      $   138,856
   Transfers between geographic areas                49,521           471        53,858              9       (103,859)          --
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $    80,726   $   104,448   $    53,858    $     3,683    $  (103,859)   $   138,856
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $     7,413   $       760   $      (102)   $       902    $         9    $     8,982
------------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes               $     1,283   $       241   $      (159)   $        18    $         9    $     1,392
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2005          $   163,904   $    85,807   $    26,549    $     7,868    $       (61)   $   284,067
====================================================================================================================================

Three months ended August 31, 2004
----------------------------------
   Net sales to unaffiliated customers          $    22,986   $    51,033   $      --      $     4,288    $      --      $    78,307
   Transfers between geographic areas                47,466            96           208              9        (47,779)            --
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $    70,452   $    51,129   $       208    $     4,297    $   (47,779)   $    78,307
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $     8,632   $       620   $      (506)   $     1,109    $        36    $     9,891
------------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes               $     3,820   $       218   $      (532)   $       258    $        36    $     3,800
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2004          $   143,683   $    37,590   $    21,989    $     9,705    $       (90)   $   212,877
====================================================================================================================================

Revenue and gross profit for the three months ended August 31, 2005 and 2004 classified by product were as follows (in thousands):




                                                  Polished        Rough         Total
-----------------------------------------------------------------------------------------
Three months ended August 31, 2005
   Net Sales                                    $    41,990   $    96,866   $   138,856
-----------------------------------------------------------------------------------------
   Gross Profit                                 $     5,260   $     3,722   $     8,982
=========================================================================================

Three months ended August 31, 2004
----------------------------------
   Net Sales                                    $    34,133   $    44,174   $    78,307
-----------------------------------------------------------------------------------------
   Gross Profit                                 $     5,877   $     4,014   $     9,891
=========================================================================================

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                  -------------------------------------------------

Introduction
------------

         This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Overview
--------

         The Company is engaged in the cutting, polishing and selling of diamonds, including ideally proportioned diamonds, which it markets internationally under the brand name "Lazare Diamonds'r'". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company's domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperation agreements, the Company cuts and polishes fine commercial make diamonds which it markets to wholesalers, distributors and retail jewelers. A subsidiary of the Company has an agreement under which it markets natural diamonds that have undergone a new high pressure high temperature process to improve the color of certain gem diamonds without reducing their all-natural content. These diamonds are sold under the Bellataire'r' brand name. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

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

         The Company has an agreement with Nozala Investments (Pty) Ltd., a broadly based women's empowerment investment group, for cooperation in South Africa's diamond sector. The agreement contemplates diamond mining, cutting, polishing and distribution. The joint venture is in line with the South African Government's recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector's contribution to economic development. Initial cutting and polishing activities, expected to commence during the later part of this year, will concentrate on local sources of rough diamond supply.

         While the Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on the Company.


Results of Operations
---------------------

Net Sales
---------

         Net sales for the three months ended August 31, 2005 and 2004 were $138.9 and $78.3 million, respectively, an increase of $60.6 million over the comparable period in the prior year.

         Polished diamond revenue for the three months ended August 31, 2005 was $42.0 as compared to $34.1 million in the prior year. The increase in polished sales primarily reflects increased sales of fine cut commercial diamonds. Factors leading to this increase include increased availability of fine cut commercial polished diamonds from the Company's Namibian operation and sales growth attributable to investments in personnel made by the Company during the preceding year.

         Rough diamond sales for the three months ended August 31, 2005 were $96.9 million, an increase of $52.7 million over the prior year. The increase in rough diamond sales is primarily related to an increase in the Company's Angolan rough buying and trading operations. Sales of rough sourced through the Company's Angolan operation were nominal for the initial period of operations through August 31, 2004.

Gross Profit
------------

         During the three months ended August 31, 2005 gross margin on net polished sales was 12.5% compared to 17.2% in the first quarter of last year. The decline in polished gross margin reflects a shift in sales mix with a higher percentage of polished sales derived from fine cut commercial diamonds (which typically carry a lower gross margin than branded diamonds) in the three months ended August 31, 2005 than in the comparable prior year period. This decrease also reflects increased rough diamond prices which the Company was unable to fully pass through to customers during the three months ended August 31, 2005.

         Rough gross margin during the three month period ended August 31, 2005 was 3.8% compared to 9.1% in the prior year period. The decrease in rough gross margin percentage primarily reflects the dilutive impact of the Angolan rough buying operations which are not expected to contribute to the Company's rough gross margin during the first half of the current fiscal year. During the three months ended August 31, 2004 rough market expectations concerning the future availability and price of better quality diamonds resulted in a highly favorable rough trading market. In contrast, rough market conditions during the three months ended August 31, 2005 showed signs of weakness with concerns of near term oversupply, price erosion and tightening industry liquidity.

         As a result of the foregoing, overall gross margin percentage during the three month period ended August 31, 2005 was 6.5% compared to 12.6% in the first quarter last year.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses for the three months ended August 31, 2005 were $6.7 million as compared to $5.6 for the prior year period. The increase primarily reflects higher personnel and related costs directed toward expanding sourcing and supporting the distribution of branded diamonds, jewelry and fine commercial make polished diamonds.

Interest Expense
----------------

         Net interest expense for the three months ended August 31, 2005 was $903,000 as compared to $445,000 for the prior year period. This increase reflects increased levels of borrowing and higher interest rates during the current period.


Income Tax
----------

         The Company's effective tax rate was 34.8% for three months ended August 31, 2005 compared to 34.0% for the same period last year.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital at August 31, 2005 was $142.2 million, compared to $141.6 million at May 31, 2005.

         The Company maintains two long-term unsecured, revolving credit facilities that it utilizes for general working capital purposes in the amounts of $45 million and $30 million, respectively ($62.2 million aggregate outstanding at August 31, 2005). In addition, the Company has a 550 million Yen denominated facility (approximately $5.0 million U.S. dollars) that is used in support of its operations in Japan ($1.0 million U.S. dollars outstanding at August 31, 2005). The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

         The Company also maintains $45 million of uncommitted lines of credit ($41.0 million outstanding at August 31, 2005) that are used to finance rough inventory transactions and other working capital needs.

         Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

         Stockholders' equity was $96.4 million at August 31, 2005 as compared to $96.3 million at May 31, 2005. No dividends were paid to stockholders during the three months ended August 31, 2005 and 2004.

         The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.


New Pronouncements
------------------

         In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 "Share-Based Payment". SFAS No. 123(R) will require the Company to expense stock options. Adoption is required for the annual reporting periods beginning after June 15, 2005. The effect of expensing stock options on the Company's results of operations using the Black-Scholes model is presented in the accompanying Notes to Consolidated Financial Statements (Note 3 - Stock Incentive Plans)


Transactions with related parties
---------------------------------

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the nine months ended August 31, 2005 was $0.1 million.

         For the three months ended August 31, 2005, the Company sold approximately $0.1 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
------   MARKET RISK
         -----------


         At August 31, 2005, the Company had borrowings totaling approximately $104.2 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES
------   -----------------------

         As of August 31, 2005 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2005. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------------------


(c)     Issuer Purchase of Equity Securities

                                                       Total Number of
                                                       Shares Purchased
                Total Number                              as Part of       Maximum Dollar Value that
                  of Shares      Average Price Paid        Publicly       May Yet Be Purchased Under
   Period         Purchased          per Share        Announced Programs         the Programs
-------------------------------------------------------------------------------------------------------
   Jun-05               21,266  $        9.61                   21,266       $        1,795,662
   Jul-05               17,535  $       10.67                   17,535       $        1,608,507
   Aug-05               22,871  $       10.81                   22,871       $        1,361,342
-------------------------------------------------------------------------
Total                   61,672  $       10.36                   61,672
=========================================================================


         On April 12, 2005, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2006, shares of the Company's common stock with an aggregate value not to exceed $2.0 million.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
(a)        Exhibits

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


                               LAZARE KAPLAN INTERNATIONAL INC.




                                By /s/ William H. Moryto
                                  ----------------------
                                  William H. Moryto
                                  Vice President and
                                  Chief Financial Officer



Dated: October 13, 2005

                             STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.......................'r'