Form 10-Q
period 2005-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2006-01-13
CIK 202375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2728690
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19 West 44th Street, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

As of December 27, 2005, 8,292,764 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated statements of operations	3
	Three and six months ended November 30, 2005 and 2004

	Consolidated balance sheets	4
	November 30, 2005 and May 31, 2005

	Consolidated statements of cash flows	5
	Six months ended November 30, 2005 and 2004

	Notes to consolidated financial statements	6 - 12
	November 30, 2005

Item 2.	Management's Discussion and Analysis of Financial	13 - 16
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	19

Signature		21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per share data)

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2005	2004	2005	2004
Net sales	$96,275	$93,201	$235,131	$171,508
Cost of Sales	90,221	85,135	220,095	153,551
	6,054	8,066	15,036	17,957
Selling, general and administrative expenses	6,429	5,746	13,116	11,392
Interest expense, net of interest income	341	654	1,244	1,099
	6,770	6,400	14,360	12,491
Income / (loss) before income taxes	(716)	1,666	676	5,466
Income tax provision / (benefit)	(309)	605	175	1,898
NET INCOME / (LOSS)	$(407)	$1,061	$501	$3,568

EARNINGS / (LOSS) PER SHARE
Basic earnings / (loss) per share	$(0.05)	$0.13	$0.06	$0.42
Average number of shares outstanding during the period	8,327,060	8,472,241	8,348,798	8,482,670

Diluted earnings / (loss) per share	$(0.05)	$0.12	$0.06	$0.41
Average number of shares outstanding during the period
assuming dilution	8,327,060	8,636,227	8,782,278	8,642,850

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 30, (Unaudited) 2005	May 31, (Audited) 2005
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,166	$10,320
Accounts and notes receivable, net	98,369	86,990
Inventories, net
Rough stones	19,790	22,779
Polished stones	103,859	101,805
Total inventories	123,649	124,584
Prepaid expenses and other current assets	13,314	11,697
Deferred tax assets-current	1,973	1,944
TOTAL CURRENT ASSETS	242,471	235,535
Other non-current assets, net	9,757	8,747
Deferred tax assets, net	6,069	6,002
	$258,297	$250,284

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$71,614	$77,241
Current Portion of long-term debt	31,222	16,738
TOTAL CURRENT LIABILITIES	102,836	93,979
Long-term debt	60,265	60,000
TOTAL LIABILITIES	163,101	153,979
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share:
Authorized 1,500,000 shares; no shares outstanding	—	—
Common stock, par value $1 per share
Authorized 12,000,000 shares; issued 8,812,512
at November and 8,802,679 at May 2005, respectively	8,813	8,803
Additional paid-in capital	62,140	62,090
Cumulative translation adjustment	(932)	(241)
Retained earnings	29,273	28,772
	99,294	99,424
Less treasury stock at cost; 507,060 shares at November
and 407,376 shares at May 2005	(4,098)	(3,119)
TOTAL STOCKHOLDERS' EQUITY	95,196	96,305
	$258,297	$250,284

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Six months ended November 30, (unaudited)	2005	2004

Cash Flows From Operating Activities:
Net income	$501	$3,568
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	635	598
Provision for uncollectible accounts	104	44
Deferred income taxes	(96)	1,803
Changes in operating assets and liabilities:
Accounts receivable	(11,483)	2,482
Rough and Polished inventories	935	(33,235)
Prepaid expenses and other current assets	(1,617)	(5,317)
Other assets	15	149
Accounts payable and other current liabilities	(5,627)	6,407
Net cash used in operating activities	(16,633)	(23,501)

Cash Flows From Investing Activities:
Capital expenditures	(1,660)	(745)
Net cash used in investing activities	(1,660)	(745)

Cash Flows From Financing Activities:
Increase in borrowings	14,749	28,674
Purchase of treasury stock	(979)	(751)
Proceeds from exercise of stock options	60	188
Net cash provided by financing activities	13,830	28,111

Effect of foreign currency translation adjustment	(691)	350
Net increase / (decrease) in cash and cash equivalents	(5,154)	4,215
Cash and cash equivalents at beginning of period	10,320	1,209
Cash and cash equivalents at end of period	$5,166	$5,424

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and six months ended November 30, 2005 and 2004 and its financial position as of November 30, 2005.

The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2005. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

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

Inventories:

Inventories, including amounts on consignment with customers, are stated at the lower of cost or market, using the average cost method. Prior to June 1, 2005 a portion of the Company’s inventory was accounted for using the first-in, first-out method. The effect of this change was immaterial to the overall inventory valuation.

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

	Three Months Ended		Six Months Ended
November 30,	2005	2004	2005	2004
(In thousands, except per share data)

Net income as reported	$(407)	$1,061	$501	$3,568
Less:
Stock-based employee compensation,
net of taxes	(75)	(80)	(223)	(160)
Pro forma	$(482)	$981	$278	$3,408

Earnings per share:
As reported:
Basic	$(0.05)	$0.13	$0.06	$0.42
Diluted	$(0.05)	$0.12	$0.06	$0.41
Pro forma:
Basic	$(0.06)	$0.12	$0.03	$0.40
Diluted	$(0.06)	$0.11	$0.03	$0.39

4.	Taxes

Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2005 is approximately $8,175,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $8,042,000.

At November 30, 2005 the Company has available U.S. net operating loss carryforwards of $20.5 million, which expire as follows (in thousands):

Year	Net Operating Losses
2019	$9,858
2020	298
2021	120
2022	10,209
$20,485

5.	Earnings Per Share

Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share include the impact of dilutive stock options.

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2005	2004	2005	2004

Average number of shares outstanding
during the period	8,327,060	8,472,241	8,348,798	8,482,670
Effect of dilutive stock options	—	163,986	433,480	160,180

Average number of shares outstanding during the period assuming dilution	8,327,060	8,636,227	8,782,278	8,642,850

6.	Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2005 and 2004, total comprehensive income / (loss) was ($479,000) and $1,417,000, respectively. For the six months ended November 30, 2005 and 2004, total comprehensive income / (loss) was ($190,000) and $3,918,000, respectively.

7.	Lines of Credit

The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of November 30, 2005 the balance outstanding under both lines was $26.0 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

The Company has a long-term unsecured, revolving loan agreement. The agreement provides that the Company may borrow up to $45.0 million (including up to $1.0 million under letters of credit) in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of November 30, 2005 the balance outstanding under this facility was $36.0 million, excluding outstanding letters of credit in the amount of $0.7 million.

The Company also maintains an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30.0 million in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $29.2 million at November 30, 2005.

A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese Yen (approximately $4.4 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2007. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of November 30, 2005, the balance outstanding under this facility was $0.3 million U.S. dollars.

Long-term debt of $60.3 million outstanding at November 30, 2005 is scheduled to be repaid in the fiscal year ended May 31, 2007. The Company was in compliance with its debt covenants at November 30, 2005.

The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.	Transactions with related parties

A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the six months ended November 30, 2005 and 2004 were $0.4 and $0.3 million, respectively.

For the six months ended November 30, 2005 and 2004 the Company sold approximately $0.2 and $0.5 million, respectively, of jewelry to a relative of a non-employee member of the Company's Board of Directors.

9.	Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended November 30, 2005 and 2004 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North America	Europe	Africa	Far East	Elimi- nations	Consoli- dated
Three months ended November 30, 2005
Net sales to unaffiliated customers	$25,823	$62,500	$3,702	$4,250	$—	$96,275
Transfers between geographic areas	36,018	11	22,607	—	(58,636)	—
Total revenue	$61,841	$62,511	$26,309	$4,250	$(58,636)	$96,275
Gross Profit	$5,631	$540	$(1,124)	$1,007	$—	$6,054
Income/(loss) before income taxes	$375	$51	$(1,188)	$46	$—	$(716)

Three months ended November 30, 2004
Net sales to unaffiliated customers	$27,836	$61,369	$—	$3,996	$—	$93,201
Transfers between geographic areas	30,948	726	25,514	36	(57,224)	—
Total revenue	$58,784	$62,095	$25,514	$4,032	$(57,224)	$93,201
Gross Profit	$6,039	$601	$(81)	$1,496	$11	$8,066
Income/(loss) before income taxes	$976	$42	$99	$538	$11	$1,666

Revenue and gross profit for the three months ended November 30, 2005 and 2004 classified by product were as follows (in thousands):

	Polished	Rough	Total
Three months ended November 30, 2005
Net Sales	$37,668	$58,607	$96,275
Gross Profit	$6,213	$(159)	$6,054

Three months ended November 30, 2004
Net Sales	$38,878	$54,323	$93,201
Gross Profit	$6,901	$1,165	$8,066

9. Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the six months ended November 30, 2005 and 2004 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North America	Europe	Africa	Far East	Elimi- nations	Consoli- dated
Six months ended November 30, 2005
Net sales to unaffiliated customers	$57,028	$166,477	$3,702	$7,924	$—	$235,131
Transfers between geographic areas	85,539	482	76,465	9	(162,495)	—
Total revenue	$142,567	$166,959	$80,167	$7,933	$(162,495)	$235,131
Gross Profit	$13,044	$1,300	$(1,226)	$1,909	$9	$15,036
Income/(loss) before income taxes	$1,658	$292	$(1,347)	$64	$9	$676
Identifiable assets at November 30, 2005	$164,667	$68,769	$16,856	$8,066	$(61)	$258,297

Six months ended November 30, 2004
Net sales to unaffiliated customers	$50,822	$112,402	$—	$8,284	$—	$171,508
Transfers between geographic areas	78,414	822	25,722	45	(105,003)	—
Total revenue	$129,236	$113,224	$25,722	$8,329	$(105,003)	$171,508
Gross Profit	$14,671	$1,221	$(587)	$2,605	$47	$17,957
Income/(loss) before income taxes	$4,796	$260	$(433)	$796	$47	$5,466
Identifiable assets at November 30, 2004	$150,995	$33,280	$25,564	$9,388	$(79)	$219,148

Revenue and gross profit for the six months ended November 30, 2005 and 2004 classified by product were as follows (in thousands):

	Polished	Rough	Total
Six months ended November 30, 2005
Net Sales	$79,658	$155,473	$235,131
Gross Profit	$11,473	$3,563	$15,036

Six months ended November 30, 2004
Net Sales	$73,011	$98,497	$171,508
Gross Profit	$12,778	$5,179	$17,957

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company is engaged in the cutting, polishing and selling of diamonds, including ideally proportioned diamonds, which it markets internationally under the brand name "Lazare Diamonds®". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company’s domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperation agreements, the Company cuts and polishes fine commercial make diamonds which it markets to wholesalers, distributors and retail jewelers. A subsidiary of the Company has an agreement under which it markets natural diamonds that have undergone a new high pressure high temperature process to improve the color of certain gem diamonds without reducing their all-natural content. These diamonds are sold under the Bellataire® brand name. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

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

The Company has an agreement with Nozala Investments (Pty) Ltd., a broadly based women’s empowerment investment group, for cooperation in South Africa’s diamond sector. The agreement contemplates diamond mining, cutting, polishing and distribution. The joint venture is in line with the South African Government’s recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector’s contribution to economic development. Initial cutting and polishing activities, expected to commence during the later part of this year, will concentrate on local sources of rough diamond supply.

In the period ended November 30, 2005, the Company (including certain of its subsidiaries) amended certain terms of its agreement with Diamond Innovations Inc. relating to the sourcing, manufacture and marketing of Bellataire® brand diamonds. The amendment and related agreements seek to increase the sales and profitability of Bellataire diamonds by more closely aligning the economic interests of the parties through shared management of product sourcing, manufacturing and marketing as well as the sharing of related costs.

While the Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on the Company.

Results of Operations

Net Sales

Net sales for the three and six months ended November 30, 2005 were $96.3 and $235.1 million, respectively, an increase of $3.1 and $63.6 million over the comparable period in the prior year.

Polished diamond revenue for the three months ended November 30, 2005 were $37.7 million as compared to $38.9 million in the prior year. This decrease primarily reflects lower sales of branded diamonds partially offset by increased sales of fine cut commercial diamonds. Polished diamond revenue for the six months ended November 30, 2005 were $79.7 million as compared to $73.0 million in the prior year. This increase reflects higher sales of fine cut commercial diamonds partially offset by lower sales of branded diamonds. Factors leading to this increase included increased availability of fine cut commercial diamonds from the Company’s Namibian operation and sales growth attributable to investments in personnel made by the Company during the preceding year.

Rough diamond sales were $58.6 and $155.5 million, an increase of $4.3 and $57.0 million for the three and six months ended November 30, 2005. The increase in rough diamond sales is primarily related to an increase in the Company’s Angolan rough buying and trading operations. Sales of rough sourced through the Company’s Angolan operation were nominal for the initial period of operations through August 31, 2004.

Gross Profit

Gross Margin on net polished sales for the three and six months ended November 30, 2005 was 16.5% and 14.4%, respectively, as compared to 17.8% and 17.5% for the prior year periods. The decline in polished gross margin reflects a shift in sales mix with a higher percentage of polished sales derived from fine cut commercial diamonds which typically carry a lower gross margin than branded diamonds. This decrease also reflects increased rough diamond prices which the Company was unable to fully pass through to customers during the three and six months ended November 30, 2005.

Rough gross margin during the three month period ended November 30, 2005 was (0.3%) as compared to 2.1% in the prior year period. Rough gross margin during the six months ended November 30, 2005 was 2.3% as compared to 5.3% for the prior year period. The decrease in rough gross margin percentage reflects increased rough costs and associated fees charged by diamond producers at a time of excess supply and soft demand from diamond manufacturers. During the six months ended November 30, 2004 rough market expectations concerning the future availability and price of better quality diamonds resulted in a highly favorable rough trading market. In contrast, rough market conditions during the six months ended November 30, 2005 showed signs of weakness with concerns of near term oversupply, price erosion and tightening industry liquidity.

As a result of the foregoing, overall gross margin percentage during the three and six month period ended November 30, 2005 was 6.3% and 6.4%, respectively, as compared to 8.7% and 10.5% in the prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended November 30, 2005 were $6.4 and $13.1 million, respectively, as compared to $5.7 and $11.4 million for the same periods in the prior year. The increase primarily higher personnel and related costs directed toward expanding sourcing and supporting the distribution of branded diamonds, jewelry and fine commercial make polished diamonds.

Interest Expense

Net interest expense for the three and six months ended November 30, 2005 was $0.3 and $1.2 million, respectively, as compared to $0.7 and $1.1 million for the same periods in the prior year. Interest expense for the three and six months ended November 30, 2005 reflects increased interest rates compared to the prior year periods offset in part by lower net borrowings during the three months ended November 30, 2005.

Income Tax

The Company’s effective tax rate for the six months ended November 30, 2005 was 25.9% as compared to 34.7% for the prior year. The year to date decrease is primarily attributable to an increase in the percentage of income earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

The Company's working capital at November 30, 2005 was $139.6 million as compared to $141.6 million at May 31, 2005.

The Company maintains two long-term unsecured, revolving credit facilities that it utilizes for general working capital purposes in the amounts of $45 million and $30 million, respectively ($65.2 million aggregate outstanding at November 30, 2005). In addition, the Company has a 520 million Yen denominated facility that is used in support of its operations in Japan (approximately $0.3 million U.S. dollars outstanding at November 30, 2005). The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

The Company also maintains $70 million of uncommitted lines of credit ($26.0 million outstanding at November 30, 2005) that are used to finance rough inventory transactions and other working capital needs.

Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

Stockholders' equity was $95.2 million at November 30, 2005 as compared to $96.3 million at May 31, 2005. No dividends were paid to stockholders during the three and six months ended November 30, 2005.

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

A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the six months ended November 30, 2005 and 2004 were $0.4 and $0.3 million, respectively.

For the six months ended November 30, 2005 and 2004 the Company sold approximately $0.2 and $0.5 million, respectively, of jewelry to a relative of a non-employee member of the Company's Board of Directors.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk.

At November 30, 2005, the Company had borrowings totaling approximately $91.5 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

Item 4.	Controls and Procedures.

As of November 30, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2005. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Puclicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs

Sep-05	9,770	$9.38	9,770
Oct-05	7,847	$9.27	7,847
Nov-05	20,398	$8.65	20,398

Total	38,015	$8.97	38,015	$1,020,520

On April 12, 2005, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2006, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million.

Item 5.	Other Information

Bellataire Joint Venture

On November 30, 2005, the Company entered into a new long-term joint venture arrangement with Diamond Innovations, Inc. (“DI”) for the continued sourcing, processing, cutting and polishing, and sales and marketing of processed diamonds sold under the brand name “Bellataire®”. As a part of this arrangement, the Company and one of the Company’s subsidiaries became members of Delaware limited liability companies pursuant to (i) the Limited Liability Company Agreement (the “International Agreement”) of Bellataire International LLC (“International”) between DI Bahamas Inc. (“DI BA”) and a subsidiary of the Company and (ii) the Amended and Restated Limited Liability Company Agreement (the “Bellataire Agreement”) of Bellataire LLC (“Bellataire”) between the Company and DI (the International Agreement and the Bellataire Agreement are collectively referred to herein as the “Agreements” and annexed hereto as Exhibits (10al) and (10am) to the Form 10-Q).

The Agreements provide the Company with an exclusive marketing arrangement to sell natural diamonds that have undergone a high pressure, high temperature (“HPHT”) color enhancement process (the “Process”). Under this arrangement, the Company will continue to sell diamonds that have undergone the Process under the brand name "Bellataire®", as it has done since 1999. The Process is in addition to the current multi-step cutting and polishing processing that occurs with rough diamonds.

The Agreements provide for the Company and its subsidiary to be members of Bellataire and International along with DI and DI BA, respectively. Pursuant to the Agreements, DI and its affiliates will continue to conduct the Process for Bellataire® diamonds and the Company and its affiliates will continue to conduct the business of sourcing, cutting and polishing and selling Bellataire® diamonds, in each case on an exclusive worldwide basis. Each of the Agreements provides for the operation and governance of the limited liability company and the allocation of profits and losses and distributions to its members. Each of International and Bellataire will be controlled by a Board of Directors comprised of representatives of the members. The members of the companies provided initial capital contributions to fund the companies and the Agreements provide each member with a capital account in the company.

Loan Agreements

Effective December 1, 2005, the Company extended the term of the Revolving Credit Agreement, dated as of August 14, 2002, between the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders, as amended, until December 1, 2007.

Effective December 1, 2005, the Company extended the term of the Revolving Credit Agreement, dated as of September 28, 2004, by and among the Company, as Borrower and HSBC Bank USA, National Association, as Lender, until December 1, 2007.

Effective December 1, 2005, Lazare Kaplan Japan Inc., a subsidiary of the Company, extended the term of the Credit Facility Agreement, dated as of November 29, 2000, by and between it and ABN-AMRO Bank, N.V., Tokyo Branch, as amended, until December 1, 2007.

In addition, effective on December 30, 2005, the Company and Lazare Kaplan Belgium NV (“LKB”), a subsidiary of the Company, increased the amount of revolving credit that is to be made available to the Company and LKB by Antwerpse Diamantbank NV in the form of loans and letters of credit as provided in those certain agreements, dated July 18, 2005, between the Antwerpse Diamantbank NV and the Company and dated October 5, 2001 between by Antwerpse Diamantbank NV and LKB to an aggregate principal amount (after giving effect to such increase) not to exceed $70,000,000 at any one time outstanding.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10ag)	Amendment to the credit facility between Antwerp Diamond Bank NV and the Company dated December 30, 2005.

(10ah)	Amendment to the credit facility between Antwerpse Diamantbank NV and Lazare Kaplan Belgium, N.V. dated December 30, 2005.

(10ai)

Amendment to the Revolving Credit Agreement by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders, dated December 1, 2005.

(10aj)	Amendment to the Revolving Credit Agreement by and among the Company, as Borrower and HSBC Bank USA, National Association, as Lender dated December 1, 2005

(10ak)	Amendment to the Credit Facility Agreement between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc. dated December 1, 2005.

(10al)	Limited Liability Company Agreement between DI Bahamas Inc. and LKI Bahamas Ltd. dated as of November 30, 2005

(10am)	Amended and Restated Limited Liability Company Agreement of Bellataire LLC between Lazare Kaplan International Inc. and Diamond Innovations, Inc. dated as of November 30, 2005

(31)	Rule 13a – 14(a) / 15d – 14 (a) Certifications

(32)	Section 1350 Certifications

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By /s/ William H. Moryto
William H. Moryto
Vice President and
Chief Financial Officer

Dated: January 13, 2006