Form 10-Q
period 2006-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2006-04-07
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006.

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

                                 Yes [ ] No [X]

      As of March 14, 2006, 8,199,859 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

                                                                            Page
                                                                          -------
Part I. Financial Information

 Item 1.    Financial Statements (Unaudited)

            Consolidated income statements                                   3
             Three and nine months ended February 28, 2006 and 2005

            Consolidated balance sheets                                      4
             February 28, 2006 and May 31, 2005

            Consolidated statements of cash flows                            5
             Nine months ended February 28, 2006 and 2005

            Notes to consolidated financial statements                     6 - 12

 Item 2.    Management's Discussion and Analysis of Financial             13 - 16
             Condition and Results of Operations

 Item 3.    Quantitative and Qualitative Disclosure of Market Risk           17

 Item 4.    Controls and Procedures                                          17

Part II. Other Information

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      18

 Item 6.    Exhibits and Reports on Form 8-K                                 18

Signature                                                                    19

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.
--------------------------------------------------------------------------------

CONSOLIDATED INCOME STATEMENTS
--------------------------------------------------------------------------------
(In thousands, except per share and per share data)

                                                                      Three Months Ended             Nine Months Ended
February 28, (unaudited)                                              2006           2005           2006            2005
---------------------------------------------------------------------------------------------   ---------------------------
Net sales                                                         $    157,912   $    120,013   $    393,043   $    291,521
Cost of Sales                                                          149,003        112,204        369,098        265,755
---------------------------------------------------------------------------------------------   ---------------------------
                                                                         8,909          7,809         23,945         25,766
---------------------------------------------------------------------------------------------   ---------------------------
Selling, general and administrative expenses                             7,080          5,868         20,196         17,260
Interest expense, net of interest income                                 1,070            573          2,314          1,672
---------------------------------------------------------------------------------------------   ---------------------------
                                                                         8,150          6,441         22,510         18,932
---------------------------------------------------------------------------------------------   ---------------------------
Income before income taxes                                                 759          1,368          1,435          6,834
Income tax provision                                                       249            288            424          2,186
---------------------------------------------------------------------------------------------   ---------------------------
NET INCOME                                                        $        510   $      1,080   $      1,011   $      4,648
=============================================================================================   ===========================

EARNINGS PER SHARE
=============================================================================================   ===========================
Basic earnings per share                                          $       0.06   $       0.13   $       0.12   $       0.55
=============================================================================================   ===========================
Average number of shares outstanding during the period               8,265,208      8,423,481      8,319,697      8,461,959
=============================================================================================   ===========================

=============================================================================================   ===========================
Diluted earnings per share                                        $       0.06   $       0.12   $       0.12   $       0.54
=============================================================================================   ===========================
Average number of shares outstanding during the period
    assuming dilution                                                8,392,567      8,683,248      8,651,136      8,655,335
=============================================================================================   ===========================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                                    February 28,      May 31,
                                                                                    (Unaudited)      (Audited)
                                                                                        2006           2005
---------------------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
      Cash and cash equivalents                                                    $        8,046    $  10,320
      Accounts and notes receivable, net                                                  113,200       86,990
      Inventories, net
           Rough stones                                                                    20,489       22,779
          Polished stones                                                                 104,499      101,805
---------------------------------------------------------------------------------------------------------------
                  Total inventories                                                       124,988      124,584
---------------------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                                            13,323       11,697
      Deferred tax assets-current                                                           1,940        1,944
---------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                                      261,497      235,535
      Other non-current assets, net                                                         9,436        8,747
      Deferred tax assets, net                                                              5,993        6,002
---------------------------------------------------------------------------------------------------------------
                                                                                   $      276,926    $ 250,284
===============================================================================================================

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
      Accounts payable and other current liabilities                               $       56,409    $  77,241
      Current Portion of long-term debt                                                    65,478       16,738
---------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                                 121,887       93,979
      Long-term debt                                                                       60,000       60,000
---------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                                         181,887      153,979
---------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share:
         Authorized 1,500,000 shares; no shares outstanding                                     -            -
      Common stock, par value $1 per share
         Authorized 12,000,000 shares; issued 8,821,345
            at February 2006 and 8,802,679 at May 2005, respectively                        8,821        8,803
      Additional paid-in capital                                                           62,187       62,090
      Cumulative translation adjustment                                                      (712)        (241)
      Retained earnings                                                                    29,783       28,772
---------------------------------------------------------------------------------------------------------------
                                                                                          100,079       99,424
      Less treasury stock at cost; 618,436 shares at February 2006
         and 407,376 shares at May 2005                                                    (5,040)      (3,119)
---------------------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                                 95,039       96,305
---------------------------------------------------------------------------------------------------------------
                                                                                   $      276,926    $ 250,284
===============================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

Nine months ended February 28, (unaudited)                   2006        2005
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
   Net income                                             $   1,011   $   4,648
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                          970         865
         Provision for uncollectible accounts                   105          22
         Deferred income taxes                                   13       1,622
   Changes in operating assets and liabilities:
      Accounts receivable                                   (26,315)    (11,396)
      Rough and Polished inventories                           (404)    (26,199)
      Prepaid expenses and other current assets              (1,625)     (5,116)
      Other assets                                              121         150
      Accounts payable and other current liabilities        (20,832)     11,038
--------------------------------------------------------------------------------
Net cash used in operating activities                       (46,956)    (24,366)
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Capital expenditures                                         (1,781)     (1,265)
--------------------------------------------------------------------------------
Net cash used in investing activities                        (1,781)     (1,265)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Increase in borrowings                                       48,740      28,848
Purchase of treasury stock                                   (1,921)     (1,481)
Proceeds from exercise of stock options                         115         331
--------------------------------------------------------------------------------
Net cash provided by financing activities                    46,934      27,698
--------------------------------------------------------------------------------

Effect of foreign currency translation adjustment              (471)        257
--------------------------------------------------------------------------------
Net increase / (decrease) in cash and cash equivalents       (2,274)      2,324
Cash and cash equivalents at beginning of period             10,320       1,209
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   8,046   $   3,533
================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Reporting

      This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and nine months ended February 28, 2006 and 2005 and its financial position as of February 28, 2006.

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

                                         Three Months Ended   Nine Months Ended
February 28,                              2006       2005       2006     2005
---------------------------------------  -------------------  ------------------
(In thousands, except per share data)

Net income as reported                   $  510    $  1,080   $ 1,011   $ 4,648
   Less:
     Stock-based employee compensation,
       net of taxes                        (111)        (80)     (334)     (240)
---------------------------------------  -------------------  ------------------
Pro forma                                $  399    $  1,000   $   677   $ 4,408
---------------------------------------  -------------------  ------------------

Earnings per share:
   As reported:
     Basic                               $ 0.06    $   0.13   $  0.12   $  0.55
     Diluted                             $ 0.06    $   0.12   $  0.12   $  0.54
=======================================  ===================  ==================
   Pro forma:
     Basic                               $ 0.05    $   0.12   $  0.08   $  0.52
     Diluted                             $ 0.05    $   0.12   $  0.08   $  0.51
=======================================  ===================  ==================

4.    Taxes

      Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 28, 2006 is approximately $8,066,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $7,933,000.

      At February 28, 2006 the Company has available U.S. net operating loss carryforwards of $20.5 million, which expire as follows (in thousands):

                                     Net Operating
                    Year                 Losses
                    ----             -------------
                    2019             $       9,858
                    2020                       298
                    2021                       120
                    2022                    10,209
                                     -------------
                                     $      20,485
                                     -------------

5.    Earnings Per Share

      Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share include the impact of dilutive stock options.

                                          Three Months Ended       Nine Months Ended
February 28, (unaudited)                   2006        2005        2006        2005
--------------------------------------   ---------------------   ---------------------
Average number of shares outstanding
   during the period                     8,265,208   8,423,481   8,319,697   8,461,959

Effect of dilutive stock options           127,359     259,767     331,439     193,376

--------------------------------------   ---------------------   ---------------------
Average number of shares outstanding
   during the period assuming dilution   8,392,567   8,683,248   8,651,136   8,655,335
======================================   =====================   =====================

6.    Comprehensive Income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 28, 2006 and 2005, total comprehensive income was $730,000 and $987,000, respectively. For the nine months ended February 28, 2006 and 2005, total comprehensive income was $540,000 and $4,905,000, respectively.

7.    Lines of Credit

      The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of February 28, 2006 the balance outstanding under both lines was $57.7 million. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand.

      The Company has a long-term unsecured, revolving loan agreement. The agreement provides that the Company may borrow up to $45.0 million (including up to $1.0 million under letters of credit) in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of February 28, 2006 the balance outstanding under this facility was $38.0 million, excluding outstanding letters of credit in the amount of $0.7 million.

      The Company also maintains an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30.0 million in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or
(b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $29.2 million at February 28, 2006.

      A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese Yen (approximately $4.4 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2007. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of February 28, 2006, the balance outstanding under this facility was $0.6 million U.S. dollars.

      Long-term debt of $60.0 million outstanding at February 28, 2006 is scheduled to be repaid in the fiscal year ended May 31, 2007. The Company was in compliance with its debt covenants at February 28, 2006.

      The Company guarantees a portion of certain indebtedness ($1.3 million, at February 28, 2006) relating to a joint diamond cutting and polishing operation in South Africa.

      The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

8.    Transactions with related parties

      A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the nine months ended February 28, 2006 and 2005 were $0.5 million and $0.3 million, respectively.

      For the nine months ended February 28, 2006 and 2005 the Company sold approximately $0.4 and $1.7 million, respectively, of jewelry to a relative of a non-employee member of the Company's Board of Directors.

9.   Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended February 28, 2006 and 2005 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

                                             North                             Far       Elimi-      Consoli-
                                            America     Europe     Africa      East      nations      dated
                                           ------------------------------------------------------------------
Three months ended February 28, 2006
   Net sales to unaffiliated customers     $ 24,312   $ 117,016   $ 12,691   $ 3,893   $        -   $ 157,912
   Transfers between geographic areas        35,803          15     76,534         -     (112,352)          -
-------------------------------------------------------------------------------------------------------------
Total revenue                              $ 60,115   $ 117,031   $ 89,225   $ 3,893   $ (112,352)  $ 157,912
-------------------------------------------------------------------------------------------------------------
Gross Profit                               $  5,031   $     787   $  2,206   $   881   $        4   $   8,909
-------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes          $ (1,590)  $     192   $  2,145   $     8   $        4   $     759
-------------------------------------------------------------------------------------------------------------

=============================================================================================================

Three months ended February 28, 2005
   Net sales to unaffiliated customers     $ 28,074   $  88,234   $      -   $ 3,705   $        -   $ 120,013
   Transfers between geographic areas        46,430         327     38,644         -      (85,401)          -
-------------------------------------------------------------------------------------------------------------
Total revenue                              $ 74,504   $  88,561   $ 38,644   $ 3,705   $  (85,401)  $ 120,013
-------------------------------------------------------------------------------------------------------------
Gross Profit                               $  6,364   $     713   $   (181)  $   906   $        7   $   7,809
-------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes          $  1,542   $     131   $   (245)  $   (66)  $        6   $   1,368
-------------------------------------------------------------------------------------------------------------

=============================================================================================================

Revenue and gross profit for the three months ended February 28 and 29, 2005 and 2004 classified by product were as follows (in thousands):

                                           Polished     Rough       Total
---------------------------------------------------------------------------

Three months ended February 28, 2006
   Net Sales                               $ 36,560   $ 121,352   $ 157,912
---------------------------------------------------------------------------
   Gross Profit                            $  5,345   $   3,564   $   8,909
===========================================================================

Three months ended February 28, 2005
   Net Sales                               $ 40,281   $  79,732   $ 120,013
---------------------------------------------------------------------------
   Gross Profit                            $  5,758   $   2,051   $   7,809
===========================================================================

9.   Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 28, 2006 and 2005 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

                                             North                             Far       Elimi-      Consoli-
                                            America     Europe     Africa      East      nations      dated
                                           ------------------------------------------------------------------
Nine months ended February 28, 2006
   Net sales to unaffiliated customers     $ 81,340   $ 283,493   $ 16,393   $11,817   $        -   $ 393,043
   Transfers between geographic areas       121,342         497    152,999         9     (274,847)          -
-------------------------------------------------------------------------------------------------------------
Total revenue                              $202,682   $ 283,990   $169,392   $11,826   $ (274,847)  $ 393,043
-------------------------------------------------------------------------------------------------------------
Gross Profit                               $ 18,075   $   2,087   $    980   $ 2,790   $       13   $  23,945
-------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes          $     68   $     484   $    798   $    72   $       13   $   1,435
-------------------------------------------------------------------------------------------------------------
Identifiable assets at February 28, 2006   $157,405   $  85,674   $ 25,649   $ 8,255   $      (57)  $ 276,926
=============================================================================================================

Nine months ended February 28, 2005
   Net sales to unaffiliated customers     $ 78,896   $ 200,636   $      -   $11,989   $        -   $ 291,521
   Transfers between geographic areas       124,844       1,149     64,366        45     (190,404)          -
-------------------------------------------------------------------------------------------------------------
Total revenue                              $203,740   $ 201,785   $ 64,366   $12,034   $ (190,404)  $ 291,521
-------------------------------------------------------------------------------------------------------------
Gross Profit                               $ 21,035   $   1,934   $   (768)  $ 3,511   $       54   $  25,766
-------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes          $  6,338   $     391   $   (678)  $   730   $       53   $   6,834
-------------------------------------------------------------------------------------------------------------
Identifiable assets at February 28, 2005   $149,461   $  47,744   $ 17,862   $ 9,359   $      (73)  $ 224,353
=============================================================================================================

Revenue and gross profit for the nine months ended February 28 and 29, 2005 and 2004 classified by product were as follows (in thousands):

                                           Polished     Rough       Total
---------------------------------------------------------------------------

Nine months ended February 28, 2006
   Net Sales                               $116,218   $ 276,825   $ 393,043
---------------------------------------------------------------------------
   Gross Profit                            $ 16,818   $   7,127   $  23,945
===========================================================================

Nine months ended February 28, 2005
Gross Profit
   Net Sales                               $113,292   $ 178,229   $ 291,521
---------------------------------------------------------------------------
   Gross Profit                            $ 18,536   $   7,230   $  25,766
===========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

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

Overview

      The Company is engaged in the cutting, polishing and selling of diamonds, including ideally proportioned diamonds, which it markets internationally under the brand name "Lazare Diamonds(R)". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company's domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. In addition, through various cooperation agreements, the Company cuts and polishes fine commercial make diamonds which it markets to wholesalers, distributors and retail jewelers. A subsidiary of the Company has an agreement under which it markets natural diamonds that have undergone a new high pressure high temperature process to improve the color of certain gem diamonds without reducing their all-natural content. These diamonds are sold under the Bellataire(R) brand name. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

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

      The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL ("SODIAM"), the government entity responsible for development and marketing of diamonds produced in Angola. Rough diamond buying from this operation commenced during the first fiscal quarter of 2005. During the third fiscal quarter of 2006 the Company's Angolan operations included rough diamond buying in both the formal and informal mining sectors.

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

      The Company has an agreement with Nozala Investments (Pty) Ltd., a broadly based women's empowerment investment group, for cooperation in South Africa's diamond sector. The agreement contemplates diamond mining, cutting, polishing and distribution. The joint venture is in line with the South African Government's recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector's contribution to economic development. Initial cutting and polishing activities, which commenced during the three months ended February 28, 2006, concentrate on local sources of rough diamond supply.

      In the period ended November 30, 2005, the Company (including certain of its subsidiaries) amended certain terms of its agreement with Diamond Innovations Inc. relating to the sourcing, manufacture and marketing of Bellataire(R) brand diamonds. The amendment and related agreements seek to increase the sales and profitability of Bellataire diamonds by more closely aligning the economic interests of the parties through shared management of product sourcing, manufacturing and marketing as well as the sharing of related costs.

      While the Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers' needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources, any significant disruption of the Company's access to its primary source suppliers could have a material adverse effect on the Company.

Results of Operations

Net Sales

      Net sales for the three and nine months ended February 28, 2006 were $157.9 and $393.0 million, respectively, an increase of $37.9 and $101.5 million over the comparable period in the prior year.

      Polished diamond revenue for the three and nine month periods ended February 28, 2006 was $36.6 and $116.2 million as compared to $40.3 and $113.3 million in the prior year. This decrease in polished diamond sales for the three months ended February 28, 2006 reflects market resistance to price increases the Company seeks to pass through to customers. Increased polished diamond sales for the nine months ended February 28, 2006 reflects higher sales of fine cut commercial diamonds offset in part by lower sales of branded diamonds. Factors leading to this increase include increased availability of fine cut commercial diamonds from the Company's Namibian operation and sales growth attributable to investments in personnel made during the preceding year.

      Rough diamond sales were $121.4 and $79.7 million, an increase of $41.6 and $98.6 million for the three and nine months ended February 28, 2006. The increase in rough diamond sales is primarily related to an increase in the Company's Angolan rough buying and trading operations.

Sales of rough sourced through the Company's Angolan operation were nominal for the initial period of operations through August 31, 2004.

Gross Profit

      Gross Margin on net polished sales for the three and nine months ended February 28, 2006 was 14.6% and 14.5%, respectively, as compared to 14.3% and 16.4% for the prior year periods. The decline in polished gross margin for the nine month period reflects a shift in sales mix with a higher percentage of polished sales derived from fine cut commercial diamonds which typically carry a lower gross margin than branded diamonds. For the three and nine month periods ended February 28, 2006 polished diamond gross margin also reflects increased rough diamond prices which the Company was unable to fully pass through to customers.

      Rough gross margin during the three month period ended February 28, 2006 was 2.9% as compared to 2.6% in the prior year period. Rough gross margin during the nine months ended February 28, 2006 was 2.6% as compared to 4.1% for the prior year period. The decrease in rough gross margin percentage for the nine months ended February 28, 2006 reflects increased rough costs and associated fees charged by diamond producers at a time of excess supply and soft demand from diamond manufacturers. During the nine months ended February 28, 2005 rough market expectations concerning the future availability and price of better quality diamonds resulted in a favorable rough trading market. In contrast, rough market conditions during the nine months ended February 28, 2006 showed signs of continuing weakness with concerns of near term oversupply and heightened concerns about industry liquidity.

      As a result of the foregoing, overall gross margin percentage during the three and nine month period ended February 28, 2006 was 5.6% and 6.1%, respectively, as compared to 6.5% and 8.8% in the prior year periods.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the three and nine months ended February 28, 2006 were $7.1 and $20.2 million, respectively, as compared to $5.9 and $17.3 million for the same periods in the prior year. The increase reflects higher advertising, legal and consulting costs directed toward expanding sourcing and supporting the distribution of branded diamonds, jewelry, fine cut commercial diamonds and rough diamond trading.

Interest Expense

      Net interest expense for the three and nine months ended February 28, 2006 was $1.1 million and $2.3 million, respectively, as compared to $0.6 million and $1.7 million for the same periods in the prior year. Interest expense for the three and nine months ended February 28, 2006 reflects increased interest rates and outstanding borrowings compared to the prior year periods.

Income Tax

      The Company's effective tax rate for the nine months ended February 28, 2006 was 30% as compared to 32% for the prior year period. The year to date decrease is primarily attributable to an increase in the percentage of income earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

      The Company's working capital at February 28, 2006 was $139.6 million as compared to $141.6 million at May 31, 2005.

      The Company maintains two long-term unsecured, revolving credit facilities that it utilizes for general working capital purposes in the amounts of $45 million and $30 million, respectively ($67.2 million aggregate outstanding at February 28, 2006). In addition, the Company has a 520 million Yen denominated facility that is used in support of its operations in Japan (approximately $0.6 million U.S. dollars outstanding at February 28, 2006). The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

      The Company also maintains $70 million of uncommitted lines of credit ($57.7 million outstanding at February 28, 2006) that are used to finance rough inventory transactions and other working capital needs.

      Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

      Stockholders' equity was $95.0 million at February 28, 2006 as compared to $96.3 million at May 31, 2005. No dividends were paid to stockholders during the three and nine months ended February 28, 2006.

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

      A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the nine months ended February 28, 2006 and 2005 were $0.5 million and $0.3 million, respectively.

      For the nine months ended February 28, 2006 and 2005 the Company sold approximately $0.4 and $1.7 million, respectively, of jewelry to a relative of a non-employee member of the Company's Board of Directors.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

--------------------------------------------------------------------------------

      At February 28, 2006, the Company had borrowings totaling approximately $125.5 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

Item 4.     Controls and Procedures.

--------------------------------------------------------------------------------

      As of February 28, 2006 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2006. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting

PART II - OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

--------------------------------------------------------------------------------

(c)          Issuer Purchase of Equity Securities

                                             Total Number of       Maximum
                                                 Shares         Dollar Value
                     Total       Average      Purchased as      that May Yet
                   Number of      Price     Part of Publicly    Be Purchased
                     Shares     Paid per       Announced          Under the
        Period     Purchased      Share         Programs          Programs
      ----------------------------------------------------------------------
        Dec-05       22,830     $   9.38         22,830
        Jan-06       30,438     $   9.27         30,438
        Feb-06       58,108     $   8.65         58,108
      ----------------------------------------------------------------------
      Total         111,376     $   8.46        111,376         $     78,704
      ======================================================================

      On April 7, 2006, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2007, shares of the Company's common stock with an aggregate value not to exceed $2.0 million.

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

Dated: April 07, 2006