Form 10-K
period 2006-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2006-08-24
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2006

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934      For the transition period from _______ to

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

      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
      Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of November 30, 2005 the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $20,005,812.

      As of July 31, 2006, 8,197,134 of the registrant's common stock were outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

      2006 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

      2006 Annual Report to Stockholders for the fiscal year ended May 31, 2006 to be filed with the Commission-incorporated by reference into Parts II and IV.

Part1

Item 1. Business

The Company

      Lazare Kaplan International Inc. (the "Company") was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds(R)". Ideally proportioned diamonds are distinguished from non-ideal cut ("commercial") diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a few companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is one of the largest U.S. providers of ideal cut diamonds. In addition, the Company cuts and polishes fine make commercial diamonds at diamond cutting facilities in Russia, South Africa and Namibia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company's current needs.

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

      An important element of the Company's strategy is the promotion of the Lazare Diamond brand name. Every Lazare Diamond bears a laser inscription on its outer perimeter, invisible to the naked eye, containing the Lazare Kaplan logo and an identification number unique to the stone. The laser signature also allows consumers to register their Lazare Diamonds with the Company under its program, The Lazare Diamond Registry(R), thereby providing proof of ownership in case of loss or theft.

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

      The Company operates various manufacturing facilities. The Company's domestic manufacturing operation, located in Puerto Rico, is believed by the Company to be the largest diamond cutting facility in the United States. The Company believes its work force in Puerto Rico is the most highly skilled in the diamond industry. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company also operates manufacturing facilities in Moscow and Barnaul, Russia, Namibia and South Africa. The facilities in Russia are operated pursuant to an agreement with AK ALROSA of Russia. The facility in Namibia is operated under a strategic cooperation agreement with NamGem Diamond Manufacturing Company (PYT) Ltd.

The facility in South Africa is operated by Nozala Diamonds (Pty) Ltd, a joint cutting and polishing operation with Nozala Investments (Pty) Ltd, a broadly based women's empowerment investment group.

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

      During the fourth quarter of fiscal 2004 the Company signed a four year technical cooperation agreement regarding the marketing of rough diamonds with SODIAM, the government entity responsible for the development and marketing of diamonds produced in Angola. The Company began active buying operations in the Angolan informal sector during the first quarter of fiscal 2005. During the third fiscal quarter of 2006 the Company's rough buying operation expanded to include buying in the Angolan formal sector.

      In November 2004, the Company signed an agreement with Nozala Investments
(PTY) LTD., a broadly based women's empowerment investment group, for cooperation in South Africa's diamond sector. The agreement contemplates diamond mining, cutting, polishing, and distribution. The joint venture is in line with the South African Government's recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector's contribution to economic development. Cutting and polishing activities which concentrate on local sources of rough diamond supply, commenced during the third fiscal quarter of 2006.

      In order to diversify its sources of supply, the Company has entered into arrangements with other primary source suppliers and manufacturers. The Company also has established an office in Antwerp to supplement its rough and polished diamond needs by making purchases in the secondary market.

      Through February 2009, the Company's wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") has an exclusive agreement with Diamond Innovations Inc. ("DI") under which POL will market natural diamonds that have undergone a high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process is used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL sells only diamonds that have undergone the HPHT process under the brand name Bellataire(R). Each Bellataire diamond is laser inscribed with a unique identification number.

      In November 2005, the Company (including certain of its subsidiaries) amended certain terms of its agreement with DI relating to the sourcing, manufacture and marketing of Bellataire diamonds. The amendment and related agreements seek to increase the sales and profitability of Bellataire diamonds by more closely aligning the economic interests of the parties through shared management of product sourcing, manufacturing and marketing as well as the sharing of related costs.

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

Cutting and Polishing

      In March 1999 (in furtherance of a Memorandum of Understanding signed by the Export-Import Bank of the United States ("Eximbank"), ALROSA and the Company) the Company and ALROSA entered into an agreement (the "ALROSA Agreement") to expand their relationship in the cutting, polishing and marketing of rough gem diamonds for up to $100 million a year. Under the terms of the ALROSA Agreement, the Company and ALROSA agreed to refurbish certain diamond cutting facilities in Russia. At present, the Company's operations in Russia are consolidated in two facilities, both of which are fully operational. These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. Under the ALROSA agreement, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, are generally shared equally with ALROSA. This agreement does not require the Company to advance funds for the purchase of rough diamonds. Any interruption in the supply of diamonds from Russia could have a material adverse effect on the Company.

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

Pricing

      Rough Diamond Prices

      Through its control of more than half of the value of the current world rough diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970's. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. A large rapid increase in rough diamond prices could materially adversely affect the Company's revenues and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

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

      A key element of the Company's strategy is the promotion of the Lazare Diamond brand name directly to consumers. The Company is able to market its diamonds under a brand name to retailers because (a) the ideal cut differentiates the Company's diamonds from commercial diamonds in the marketplace and (b) each Lazare Diamond is inscribed with the Company's logo and identification number using the Company's patented laser inscription process, thus authenticating the diamonds. The Company holds domestic and various international patents for this process. In addition, in March 2006 an additional U.S. patent was issued to the Company relating to microinscribed gemstones. The Company has additional domestic and international patents-pending.

      The Company's decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product.

      Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers' sales of the Company's diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company has a program to build both free standing and in-counter boutiques in the stores of a select group of its retail clients. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company intends to continue concentrating its Lazare Diamond(R) marketing efforts towards the quality retail jeweler.

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

      In addition, Bellataire(R) diamonds and jewelry are marketed through upscale retailers and select distributors throughout the world. Bellataire diamonds are all natural diamonds that have been restored to their intrinsic beauty through a patented high pressure, high temperature (HPHT) process that improves the color of a limited group of gem diamonds.

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

      The percentages of the Company's total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

                                          --------------------
                                          2006    2005    2004
                 ---------------------------------------------
                 United States             13%     20%     30%
                 Far East                   7%      9%      9%
                 Europe, Israel & Other    80%     71%     61%
                 ---------------------------------------------
                                          100%    100%    100%
                                          ====================

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

Employees

      At July 31, 2006, the Company had 223 full-time employees including 12 regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company's employees are represented by a union.

Item 1A. Risk Factors

Supply

      The world's sources of rough diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the diamond business is subject to various sovereign risks beyond the Company's control, such as changes in laws and policies affecting foreign trade and investment. In addition, the Company is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Any significant disruption of the Company's sources of supply, or restriction of inventory movement could have a material adverse effect on the Company.

      Based upon published reports, the Company believes that more than half of the world's current diamond output is sold by the Diamond Trading Company ("DTC"), the rough diamond sales arm of the De Beers Group. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London and South Africa to a select group of clients ("sightholders") which, according to published reports, number approximately 95, including the Company. The DTC has been and continues to be an important supplier of rough diamonds to the Company. The Company has been a sightholder for approximately 60 years. The loss of its status as a sightholder could have a material adverse effect on the Company.

      The Company's cooperation arrangement with ALROSA is a significant part of its operations. Any interruption in the supply of diamonds from Russia could have a material adverse effect on the Company.

Rough Pricing

      Through its control of more than half of the value of the current world rough diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Historically, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company's earnings. A large rapid increase in rough diamond prices could materially adversely affect the Company's revenues and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner. Conversely, a significant decrease in the price of better quality rough diamonds could materially adversely affect the Company's revenues, operating margins and inventory value.

Polished Pricing

      Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory reserves, lower sales and lower margins.

Competition

      The polished and rough diamond business is highly competitive. A substantial number of cutters and polishers and traders, some of which the Company believes to be larger or to have greater financial resources than the Company, sell diamonds of all qualities to the Company's customers.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      In June 2003, the Company entered into a lease for 17,351 square feet of office space, a portion of which will be devoted to sales rooms, at 19 West 44th Street, New York City, for a term expiring September 30, 2019 at an annual rental rate of approximately $594,000 (subject to escalations). This location serves as the Company's corporate headquarters.

      The Company also owns a manufacturing facility in Caguas, Puerto Rico. The Caguas facility consists of approximately 12,650 square feet.

      The Company leases office space in Antwerp, Belgium for a term expiring May 31, 2015 at an annual rental rate of approximately $50,000. The Company has the right to terminate the lease on May 31, 2009, and 2012.

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

      The Company leases office space in Tokyo for a term expiring August 31, 2008 at an annual rental rate of 18,200,000 Japanese Yen (approximately $150,000).

      The Company believes that its facilities are fully equipped and adequate to fulfill its operating and manufacturing needs.

Item 3.  Legal Proceedings

      In May 2006, the Company initiated litigation against Photoscribe Technologies, Inc. in the U.S. District Court for the Southern District of New York asserting infringement of the Company's intellectual property rights with respect to laser inscription of diamonds. The complaint seeks injunctive relief as well as damages.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Company

      The following table sets forth information regarding executive officers of the Company.

NAME                                   POSITION                     AGE
----                                   --------                     ---

Maurice Tempelsman    Chairman of the Board                         77

Leon Tempelsman       Vice Chairman of the Board and President      50

William H. Moryto     Vice President and Chief Financial Officer    48

      All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2005. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

      William H. Moryto has been Vice President and Chief Financial Officer since May 2000.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company's common stock (par value $1 per share) is traded on the American Stock Exchange.

      Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to the Company's Annual Report.

      The following table presents a summary of share repurchases made by the Company during the quarter ended May 31, 2006 under the Company's share repurchase program authorized by our Board of Directors.

                                        Total Number of          Maximum
                 Total      Average    Shares Purchased        Dollar Value
               Number of     Price    as Part of Publicly      that May Yet
                 Shares    Paid per        Announced           Be Purchased
      Period   Purchased     Share         Programs         Under the Programs
   ---------------------------------------------------------------------------
      Mar-06     5,775     $   8.13          5,775               $ 31,767
      Apr-06         -     $      -              -               $ 31,767
      May-06         -     $      -              -               $ 31,767
   ------------------------------------------------
   Total         5,775     $   8.13          5,775
   ================================================

      On April 6, 2006, the Board of Directors of the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2007, shares of the Company's common stock with an aggregate value not to exceed $2.0 million.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      At May 31, 2006, the Company had borrowings totaling approximately $112.1 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow. International business represents a major portion of the Company's revenues and profits. All purchases of rough diamonds worldwide are denominated in U.S. dollars. All of the Company's foreign sales are denominated in U.S. dollars, with the exception of those sales made by the Company's subsidiary, Lazare Kaplan Japan Inc., which are denominated in Japanese yen. The functional currency for Lazare Kaplan Japan is the Japanese yen and, as of May 31, 2006 and 2005, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of Lazare Kaplan Japan in the amount of $(425,000) and $(241,000) respectively, which are shown as a component of stockholders' equity in the accompanying balance sheets.

Item 8. Financial Statements and Supplementary Data

      (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company's Annual Report.

            (i)   Report of BDO Seidman, LLP

            (ii)  Report of Ernst & Young, LLP

            (iii) Consolidated Income Statements for each of the three years in the period ended May 31, 2006.

            (iv)  Consolidated Balance Sheets as at May 31, 2006 and May 31,
                  2005.

            (v) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended May 31, 2006.

            (vi) Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2006.

            (vii) Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On September 22, 2004, the Company changed its independent accountants from Ernst & Young, LLP to BDO Seidman, LLP. There are no disagreements, as described in Item 304 of Regulation S-K, between the Company and Ernst & Young, LLP.

Item 9A. Controls and Procedures

      The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

      The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended May 31, 2006 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company's internal controls over financial reporting during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

      None.

                                    Part III

      Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference herein to the Company's definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2006.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

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

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Lazare Kaplan International Inc.

The audits referred to in our report dated August 17, 2006 relating to the consolidated financial statements of Lazare Kaplan International Inc., which are incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended May 31, 2006 included the audits of the financial statement schedule listed in the accompanying index for the years ended May 31, 2006 and 2005. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended May 31, 2006 and 2005.

BDO Seidman, LLP

August 17, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Lazare Kaplan International Inc.

We have audited the consolidated financial statements of Lazare Kaplan International Inc. and subsidiaries as of May 31, 2004, and have issued our report thereon dated August 19, 2004. Our audit also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the May 31, 2004 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young, LLP

New York, New York
August 19, 2004

                        LAZARE KAPLAN INTERNATIONAL INC.

                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                            COLUMN B              COLUMN C             COLUMN D         COLUMN E
--------                            --------              --------             --------         --------

                                                         Additions
                                                ---------------------------

                                   Balance at   Charged to     Charged to                      Balance at
                                   beginning     costs and   other accounts   Deductions           end
      Description                  of period     expenses       describe       describe        of period
-------------------------------   -----------   ----------   --------------   ----------       ----------
YEAR ENDED MAY 31, 2006:

Allowance for doubtful accounts   $   360,000   $  168,000   $            -   $  (13,000)(A)   $  515,000
                                  -----------   ----------   --------------   ----------       ----------

YEAR ENDED MAY 31, 2005:

Allowance for doubtful accounts   $   365,000   $   59,000   $            -   $  (64,000)(A)   $  360,000
                                  -----------   ----------   --------------   ----------       ----------

YEAR ENDED MAY 31, 2004:

Allowance for doubtful accounts   $   523,000   $   44,000   $            -   $ (114,000)(A)   $  365,000
                                  -----------   ----------   --------------   ----------       ----------

(A)   Amounts written off.

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

      (e) By-laws, as amended - incorporated herein by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005 filed with the Commission on August 25, 2005, as amended and restated through November 4, 2003..

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

      (s) Amendment to the Revolving Credit Agreement, dated May 28, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders- incorporated herein by reference to exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the Commission on August 26, 2003.

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

      (w) Amendment to the Credit Facility Agreement, dated December 1, 2003, between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc. - incorporated herein by reference to exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

      (x) Amendment to the Revolving Credit Agreement, dated September 13, 2004, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders, - incorporated herein by reference to exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (y) Amendment to the Revolving Credit Agreement, dated November 24, 2004, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders, - incorporated herein by reference to exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (z) Amendment to the Revolving Credit Agreement, dated May 6, 2005, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders, - incorporated herein by reference to exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (aa) Amendment to the Revolving Credit Agreement, dated July 15, 2005, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders - incorporated herein by reference to exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005. filed with the Commission on August 25, 2005.

      (ab) Revolving Credit Agreement dated September 28, 2004 by and between Lazare Kaplan International, as Borrower and HSBC Bank USA, National Association, as Lender - incorporated herein by reference to exhibit 10(ab) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (ac) Amendment to the Credit Facility Agreement, dated December 1, 2004, between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan International Inc. - incorporated herein by reference to exhibit 10(ac) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (ad) Amendment to the credit facility dated July 18, 2005 between Antwerpse Diamantbank NV and Lazare Kaplan International Inc.
            - incorporated herein by reference to exhibit 10(ad) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (ae) Amendment to the Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc., effective as of March 1, 2005
            - incorporated herein by reference to exhibit 10(ae) to the Company's Annual Report on Form 10-K for the fiscal year ended
            May 31, 2005, filed with the Commission on August 25, 2005.

      (af) William H. Moryto Retirement Benefit Plan of Lazare Kaplan International Inc., effective as of February 1, 2005
            - incorporated herein by reference to exhibit 10(af) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

      (ag) Amendment, dated December 30, 2005, to the Credit Facility between Antwerpse Diamantbank NV and the Company - incorporated herein by reference to exhibit 10(ag) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (ah) Amendment, dated December 30, 2005, to the Credit Facility between Antwerpse Diamantbank NV and Lazare Kaplan Belgium, N.V.
            - incorporated herein by reference to exhibit 10(ah) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (ai) Amendment to the Revolving Credit Agreement by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V and Bank Leumi USA, as Lenders, dated December 1, 2005 - incorporated herein by reference to exhibit 10(ai) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (aj) Amendment, dated December 1, 2005, to the Revolving Credit Agreement by and between the Company, as Borrower and HSBC Bank USA, National Association, as Lender - incorporated herein by reference to exhibit 10(aj) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (ak) Amendment, dated December 1, 2005, to the Credit Facility Agreement among ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and the Company - incorporated herein by reference to exhibit 10(ak) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (al) Limited Liability Company Agreement of Bellataire International LLC, executed by DI Bahamas Inc. and LKI Bahamas Ltd. dated as of November 30, 2005 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment)
            - incorporated herein by reference to exhibit 10(al) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (am) Amended and Restated Limited Liability Company Agreement of Bellataire LLC executed by the Company and Diamond Innovations, Inc. dated as of November 30, 2005 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment)
            - incorporated herein by reference to exhibit 10(am) to the Company's Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

      (an) Letter Agreement, dated as of November 30, 2005, from Diamond Innovations, Inc. to, and agreed to by, Pegasus Overseas Ltd., the Company, Bellataire International LLC, Bellataire LLC and Bellataire BVBA (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

(13) 2006 Annual Report to Security Holders - incorporated herein by reference to the Company's 2006 Annual Report to Stockholders to be filed with the Commission.

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

(c)    Not applicable.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LAZARE KAPLAN INTERNATIONAL INC.

                                               By /s/ William H. Moryto
                                                  ---------------------
                                               William H. Moryto, Vice President
                                               and Chief Financial Officer

Dated: August 24, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                       Date
---------                               -----                       ----

/s/ Maurice Tempelsman         Chairman of the                August 24, 2006
-----------------------        Board of Directors
(Maurice Tempelsman)

/s/ Leon Tempelsman            Vice Chairman of the           August 24, 2006
-----------------------        Board of Directors and
(Leon Tempelsman)              President (principal
                               executive officer)

/s/ Lucien Burstein            Director                       August 24, 2006
-----------------------
(Lucien Burstein)

/s/ Richard A. Berenson        Director                       August 24, 2006
-----------------------
(Richard A. Berenson)

/s/ Myer Feldman               Director                       August 24, 2006
-----------------------
(Myer Feldman)

/s/ Robert A. Del Genio        Director                       August 24, 2006
-----------------------
(Robert A. Del Genio)

/s/ William H. Moryto          Vice President and             August 24, 2006
-----------------------        Chief Financial Officer
(William H. Moryto)            (principal financial
                               and accounting officer)