Form 10-Q
period 2006-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2006-10-13
CIK 202375

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006.

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

         As of September 14, 2005 8,197,634 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information                                                        Page
                                                                                 -------------
      Item 1.      Financial Statements (Unaudited)

                   Consolidated statements of operations                              3
                         Three months ended August 31, 2006 and 2005


                   Consolidated balance sheets                                        4
                         August 31, 2006 and May 31, 2006

                   Consolidated statements of cash flows                              5
                         Three months ended August 31, 2006 and 2005

                   Notes to consolidated financial statements                       6 - 12

      Item 2.      Management's Discussion and Analysis of Financial               13 - 17
                   Condition and Results of Operations

      Item 3.      Quantitative and Qualitative Disclosure of Market Risk             18

      Item 4.      Controls and Procedures                                            18

Part II. Other Information

      Item 1.      Legal Proceedings                                                  19

      Item 2.      Changes in Securities and Use of Proceeds                          19

      Item 5.      Other Information                                                  20

      Item 6.      Exhibits and Reports on Form 8-K                                   20

Signature                                                                             21

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(In thousands, except per share and share data)

                                                                          Three Months Ended
August 31, 2006 and 2005 (unaudited)                                     2006              2005
---------------------------------------------------------------------------------------------------
Net sales                                                              $ 138,884         $ 138,856
Cost of Sales                                                            133,639           129,874
---------------------------------------------------------------------------------------------------
                                                                           5,245             8,982
---------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                               6,239             6,687
Equity in (income) / loss of joint ventures                                 (293)                -
Interest expense                                                           1,722               903
---------------------------------------------------------------------------------------------------
                                                                           7,668             7,590
---------------------------------------------------------------------------------------------------
Income / (loss) before income taxes                                       (2,423)            1,392
Income tax provision / (benefit)                                            (598)              484
---------------------------------------------------------------------------------------------------
NET INCOME / (LOSS)                                                     $ (1,825)            $ 908
===================================================================================================

EARNINGS PER SHARE
---------------------------------------------------------------------------------------------------
Basic earnings / (loss) per share                                        $ (0.22)           $ 0.11
---------------------------------------------------------------------------------------------------
Average number of shares outstanding during the period                 8,197,259         8,368,621
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Diluted earnings / (loss) per share                                      $ (0.22)           $ 0.10
---------------------------------------------------------------------------------------------------
Average number of shares outstanding during the period
    assuming dilution                                                  8,197,259         9,011,287
---------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share data)

                                                                           August 31,      May 31,
                                                                          (Unaudited)     (Audited)
                                                                              2006           2006
----------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
      Cash and cash equivalents                                         $      6,200    $      8,160
      Accounts and notes receivable, net                                     112,314          91,403
      Inventories, net
           Rough stones                                                       15,372          24,746
          Polished stones                                                    111,053         108,368
----------------------------------------------------------------------------------------------------
                  Total inventories                                          126,425         133,114
----------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                               15,837          12,763
      Deferred tax assets-current                                              1,921           2,024
----------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                         262,697         247,464
      Non-current assets, net                                                  8,718           8,741
      Deferred tax assets, net                                                 8,232           7,507
----------------------------------------------------------------------------------------------------
                                                                        $    279,647    $    263,712
====================================================================================================

Libilities and Stockholders' Equity
CURRENT LIABILITIES:
      Accounts payable and other current liabilities                    $     52,611    $     55,771
      Current portion of long-term debt                                       69,461          47,969
----------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                    122,072         103,740
      Long-term debt                                                          63,719          64,176
----------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                            185,791         167,916
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share:
         Authorized 1,500,000 shares; no shares outstanding                     --              --
      Common stock, par value $1 per share
         Authorized 12,000,000 shares; issued 8,821,845 and 8,821,345
            in August 2006 and May 2006, respectively                          8,822           8,821
      Additional paid-in capital                                              62,221          62,187
      Cumulative translation adjustment                                         (575)           (425)
      Retained earnings                                                       28,475          30,300
----------------------------------------------------------------------------------------------------
                                                                              98,943         100,883
      Less treasury stock, at cost, 624,211 shares at August 31, 2006
         and May 31, 2006                                                     (5,087)         (5,087)
----------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                    93,856          95,796
----------------------------------------------------------------------------------------------------
                                                                        $    279,647    $    263,712
====================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)

Three months ended August 31, 2006 and 2005 (unaudited)                             2006               2005
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
         Net income / (loss) from operations                                      $ (1,825)              $ 908
         Adjustments to reconcile net income to net cash
           used in operating activities:
              Depreciation and amortization                                            370                 311
              Provision for uncollectible accounts                                      67                  41
              Compensation expense - noncash                                            31
              Deferred income taxes                                                   (622)                450
         Changes in operating assets and liabilities:
            Accounts receivable                                                    (20,978)            (31,856)
            Rough and Polished inventories                                           6,689              (6,223)
            Prepaid expenses and other current assets                               (3,074)                964
            Other assets                                                              (144)                (28)
            Accounts payable and other current liabilities                          (3,160)              6,215
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (22,646)            (29,218)
===============================================================================================================

Cash Flows From Investing Activities:
Capital expenditures                                                                  (203)             (1,069)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (203)             (1,069)
===============================================================================================================

Cash Flows From Financing Activities:
Increase in borrowings                                                              21,035              27,491
Purchase of treasury stock                                                               -                (638)
Proceeds from exercise of stock options                                                  4                  46
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           21,039              26,899
===============================================================================================================

Effect of foreign currency translation adjustment                                     (150)               (239)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (1,960)             (3,627)
Cash and cash equivalents at beginning of period                                     8,160              10,320
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 6,200             $ 6,693
===============================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       Interim Financial Reporting
         ---------------------------

         This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2006 and 2005 and its financial position as of August 31, 2006.

         The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 2006. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year.

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

         The Company's policy is to recognize revenue when title and risk of ownership have passed to the buyer, the earnings process is complete and the sale price is fixed and determinable. Polished diamond sales include revenue derived from the sale of polished diamonds and fees associated with the cutting, polishing and laser inscription of polished diamonds. In addition, in certain instances, the Company may be entitled to receive incremental profits from its customers on the sale of certain stones. Such profits are recognized as revenue when realized. Where the Company acts as a principal in the sales transaction, takes title to the product and has risks and rewards of ownership the gross value of diamonds invoiced is recorded as sales with the portion of profits allocable to others (where applicable) included in cost of sales.

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

         The Company has a technical cooperation agreement with an entity responsible for the development and marketing of diamonds produced in Angola. Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation for diamonds sourced in the Angolan informal sector. During the third fiscal quarter of 2006, the Company's rough buying operations expanded to include buying in the Angolan formal sector. The Company takes title to the diamonds upon acquisition in Angola and assumes responsibility for risk of loss. Sales by the Company are recorded at their gross invoice value. Profits in excess of operating and rough acquisition costs as defined are allocated between parties with such costs classified as cost of sales by the Company. The Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration, development and distribution through various joint ventures.

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

Equity Investments:

         The Company utilizes the equity method of accounting to record its proportionate share of income and losses from joint ventures.

3.       Stock Incentive Plans
         ---------------------

         In the quarter ended August 31, 2006, the Company adopted SFAS No. 123(R) "Share-Based Payment". SFAS No. 123(R) focuses primarily on accounting for transactions in which the Company obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123(R) under the modified prospective method, whereby the provisions of this standard are generally applied only to share-based awards granted subsequent to adoption, and therefore the Company's financial statements for periods prior to adoption are not restated.

     Three months ended August 31,                                  2006
     --------------------------------------------------------   -----------
     (In thousands, except per share data)
     Share-Based compensation included in income before tax     $        31
     Income tax benefit                                                 (10)
     --------------------------------------------------------   -----------
     Share-Based compensation included in income (net of tax)   $        21
     --------------------------------------------------------   -----------

     Share-Based compensation effects on earnings per share:
          Basic                                                 $      --
          Diluted                                               $      --
     --------------------------------------------------------   -----------

         Prior to the adoption of SFAS No. 123(R), compensation expense was measured using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock option awards as they are issued at or above fair market value. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company's income and income per common share would have been as follows:

     Three months ended August 31,                             2005
     --------------------------------------------------   ---------------
     (In thousands, except per share data)
     Net income as reported                                        $ 908
        Less:
          Stock-based employee compensation,
            net of taxes                                            (148)
     --------------------------------------------------   ---------------
     Pro forma                                                     $ 760
     --------------------------------------------------   ---------------

     Earnings per share:
        As reported:
          Basic                                                   $ 0.11
          Diluted                                                 $ 0.10
     --------------------------------------------------   ---------------
        Pro forma:
          Basic                                                   $ 0.09
          Diluted                                                 $ 0.08
     --------------------------------------------------   ---------------

       A summary of the Plans' activity for each of the three years in the period ended May 31, 2006 is as follows:

                                                                                                  Weighted
                                                 Number of                                      average price
                                                   shares             Option Price                per share
------------------------------------------------------------------------------------------------------------
Outstanding - May 31, 2006                       1,304,451        $ 5.000  -   $ 14.750             $ 8.697
Options expired/cancelled                          (90,000)       $ 5.280  -   $  5.280             $ 5.280
Options issued                                          --        $    --  -   $     --             $    --
Options exercised                                     (500)       $ 5.480  -   $  5.480             $ 5.480
------------------------------------------------------------------------------------------------------------
Outstanding - August 31, 2006                    1,213,951        $ 5.000  -   $ 14.750             $ 9.019
------------------------------------------------------------------------------------------------------------
Exercisable options                              1,027,286
-----------------------------------------------------------

4.       Taxes
         -----

         Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2006 is approximately $10,286,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $10,153,000.

         At August 31, 2006 the Company has available U.S. net operating loss carryforwards of $22.1 million, which expire as follows (in thousands):

                                         Net Operating
                                Year        Losses
                              -------  ---------------
                                2019   $         8,690
                                2020               298
                                2021               120
                                2022            10,190
                                2023                25
                                2026             2,761
                                       ---------------
                                       $        22,084
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

Three months ended August 31,                    2006              2005
-----------------------------------------  -------------------------------------
Average number of shares outstanding
     during the period                            8,197,259           8,368,621

Effect of dilutive stock options                          -             642,666

-----------------------------------------  -------------------------------------
Average number of shares outstanding
     during the period assuming dilution          8,197,259           9,011,287
-----------------------------------------  -------------------------------------

6.       Comprehensive Income / (loss)
         -----------------------------

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2006 and 2005, total comprehensive income / (loss) was ($1,975,000) and $669,000, respectively.


7.     Lines of Credit
       ---------------


       The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of August 31, 2006 the balance outstanding under both lines was $62.3 million. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand.

       The Company has a long-term unsecured, revolving loan agreement. The agreement provides that the Company may borrow up to $45.0 million (including up to $1.0 million under letters of credit) in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the

Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of August 31, 2006 the balance outstanding under this facility was $38.0 million, excluding outstanding letters of credit in the amount of $0.7 million.

       The Company also maintains an additional long-term unsecured, revolving loan agreement with a bank under which it may borrow up to $30.0 million in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the bank. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or
(b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $29.2 million at August 31, 2006.

         A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese Yen (approximately $4.4 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2007. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of August 31, 2006, the balance outstanding under this facility was $3.7 million U.S. dollars.

         Long-term debt of $63.7 million outstanding at August 31, 2006 is scheduled to be repaid in the fiscal year ended May 31, 2008. The Company was in compliance with its debt covenants at August 31, 2006.

         The Company guarantees a portion of certain indebtedness ($2.0 million, at August 31, 2006) relating to a joint diamond cutting and polishing operation in South Africa.

         The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

8.       Transactions with related parties
         ---------------------------------

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three months ended August 31, 2006 and 2005 was $0.2 million and $0.1 million, respectively.

         For the three months ended August 31, 2005, the Company sold approximately $0.1 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

9.       Segment Information
         -------------------


GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2006 and 2005 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

                                             North                                        Far          Elimi-        Consoli-
                                            America        Europe         Africa         East         nations         dated
                                         -------------------------------------------------------------------------------------
Three months ended August 31, 2006
----------------------------------
   Net sales to unaffiliated customers   $    22,847    $   110,405    $     1,487    $     4,145   $      --      $   138,884
   Transfers between geographic areas         30,475                        77,252                     (107,727)          --
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                            $    53,322    $   110,405    $    78,739    $     4,145   $  (107,727)   $   138,884
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                             $     3,684    $       505    $        82    $       974   $      --      $     5,245
-------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes        $    (2,693)   $      (165)   $       349    $        86   $      --      $    (2,423)
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2006   $   173,253    $    75,855    $    21,641    $     8,952   $       (54)   $   279,647
===============================================================================================================================

Three months ended August 31, 2005
----------------------------------
   Net sales to unaffiliated customers   $    31,205    $   103,977    $      --      $     3,674   $      --      $   138,856
   Transfers between geographic areas         49,521            471         53,858              9      (103,859)          --
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                            $    80,726    $   104,448    $    53,858    $     3,683   $  (103,859)   $   138,856
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                             $     7,413    $       760    $      (102)   $       902   $         9    $     8,982
-------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes        $     1,283    $       241    $      (159)   $        18   $         9    $     1,392
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at August 31, 2005   $   163,904    $    85,807    $    26,549    $     7,868   $       (61)   $   284,067
===============================================================================================================================

Revenue and gross profit for the three months ended August 31, 2006 and 2005 classified by product were as follows (in thousands):

                                        Polished       Rough        Total
----------------------------------------------------------------------------
Three months ended August 31, 2006
----------------------------------
   Net Sales                         $    33,043   $   105,841   $   138,884
----------------------------------------------------------------------------
   Gross Profit                      $     3,857   $     1,388   $     5,245
----------------------------------------------------------------------------

Three months ended August 31, 2005
----------------------------------
   Net Sales                         $    41,990   $    96,866   $   138,856
----------------------------------------------------------------------------
   Gross Profit                      $     5,260   $     3,722   $     8,982
============================================================================

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                  -------------------------------------------------

Introduction
------------

         This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

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

         The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL ("SODIAM"), the government entity responsible for development and marketing of diamonds produced in Angola Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation for diamonds sourced in the Angolan informal sector. During the third fiscal quarter of 2006 the Company's rough buying operations expanded to include buying in the Angolan formal sector. The Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration, development and distribution through various joint ventures.

         The Company has an agreement with AK ALROSA of Russia, which is the largest producer of rough diamonds in Russia. Under the terms of this agreement, the Company sells polished diamonds that are cut in facilities jointly managed and supervised by the Company and

ALROSA personnel. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally are shared equally with ALROSA.

         The Company has a strategic cooperation agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. ("NamGem") for the cutting and polishing of diamonds in Namibia. NamGem is Namibia's flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides technical manufacturing assistance and supervises the manufacture of the Company's rough diamonds deemed suitable to cut and polish.

         The Company signed an agreement with Nozala Investments (Pty) Ltd., a broadly based women's empowerment investment group, for cooperation in South Africa's diamond sector. The agreement contemplates diamond mining, cutting, polishing, and distribution. The joint venture is in line with the South African Government's recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector's contribution to economic development. Cutting and polishing activities which concentrate on local sources of rough diamond supply commenced during the third fiscal quarter of 2006.

         In February 2006, Lazare Kaplan Botswana (Pty) Ltd., a wholly owned subsidiary, was granted a license from the Government of Botswana to cut and polish diamonds in that country.

         Through February 2009, the Company's wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") has an exclusive agreement with Diamond Innovations Inc. ("DI") under which POL will market natural diamonds that have undergone a high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. POL sells diamonds that have undergone the HPHT process under the Bellataire'r' brand name.

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


Results of Operations
---------------------

Net Sales

         Net sales for the three months ended August 31, 2006 were $138.9 million, equaling net sales in the comparable prior year period.

         Polished diamond revenue for the three months ended August 31, 2006 was $33.0 million as compared to $42.0 million in the three months ended August 31, 2005. This decrease reflects lower sales of fine cut commercial diamonds and, to a lesser extent, lower sales of branded diamonds. Factors leading to this decrease include an overall slowing of the U.S. economy, liquidity concerns throughout the diamond and jewelry distribution chain, reluctance on the part of U.S. retailers to take stock positions prior to the start of the 2006 holiday season, and market resistance to price increases the Company seeks to pass through to customers.

         Rough diamond sales for the three months ended August 31, 2006 were $105.8 million as compared to $96.9 million for comparable prior year period. The increase in rough diamond sales is primarily related to an increase in the Company's Angolan rough buying and trading operations.

Gross Profit

         During the three months ended August 31, 2006 gross margin on net polished sales was 11.7% compared to 12.5% in the first quarter of last year. The decline in polished gross margin reflects lower gross margins on the sale of fine cut commercial diamonds partially offset by increased margins achieved on the sale of branded diamonds. In the current operating environment, relatively high rough diamond acquisition costs are creating significant pressure on polished diamond margins. Higher interest rates and concerns about retail sell-through are weighing heavily on customer decisions concerning inventory levels. The resulting pricing pressure currently makes it difficult to pass through increased rough acquisition costs, in particular with respect to the sale of non-branded diamonds.

         Rough gross margin for the three months ended August 31, 2006 was 1.3% compared to 3.8% for the comparable prior year period. The decrease in rough gross margin percentage for the three months ended August 31, 2006 reflects increased rough costs and associated fees charged by diamond producers at a time of excess supply and soft demand from diamond manufacturers. Additionally, the decrease in rough gross margin reflects costs incurred by the Company in connection with the expansion of Angolan rough sourcing and trading operations.

         As a result of the foregoing, overall gross margin percentage during the three month period ended August 31, 2006 was 3.8% compared to 6.5% in the first quarter last year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended August 31, 2006 were $6.2 million as compared to $6.7 for the prior year period. The decrease primarily reflects lower personnel and related costs.

Equity in (Income) / Loss of Joint Ventures

         The Company recently entered into several joint ventures relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company's combined share of income from these joint venture operations for the period ended August 31, 2006 amounted to $0.3 million.

Interest Expense
----------------

         Net interest expense for the three months ended August 31, 2006 was $1.7 million as compared to $0.9 million for the prior year period. This increase reflects increased levels of borrowing and higher interest rates during the current period. Increased borrowings during the three months ended August 31, 2006 primarily related to the expansion of rough sourcing and cutting and polishing operations.

Income Tax
----------

         The Company's effective tax rate was 24.7% for three months ended August 31, 2006 compared to 34.8% for the same period last year. This decrease is attributable to a higher percentage of the Company's earnings in lower tax rate jurisdictions.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital at August 31, 2006 was $140.6 million, compared to $143.7 million at May 31, 2006.

         The Company maintains two long-term unsecured, revolving credit facilities that it utilizes for general working capital purposes in the amounts of $45 million and $30 million, respectively ($67.2 million aggregate outstanding at August 31, 2006). In addition, the Company has a 520 million Yen denominated facility (approximately $4.4 million U.S. dollars) that is used in support of its operations in Japan ($3.7 million U.S. dollars outstanding at August 31, 2006). The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

         The Company also maintains $70 million of uncommitted lines of credit ($62.3 million outstanding at August 31, 2006) that are used to finance rough inventory transactions and other working capital needs.

         Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

         Stockholders' equity was $93.9 million at August 31, 2006 as compared to $95.8 million at May 31, 2006. No dividends were paid to stockholders during the three months ended August 31, 2006 and 2005.

         The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.


New Pronouncements
------------------

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

         The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on its financial position, results of operations and cash flows.

Transactions with related parties
---------------------------------

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three months ended August 31, 2006 and 2005 was $0.2 million and $0.1 million, respectively.

         For the three months ended August 31, 2005, the Company sold approximately $0.1 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
------     MARKET RISK
         -----------------------------------------------------------------------

         At August 31, 2006, the Company had borrowings totaling approximately $133.2 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES
-------
         -----------------------------------------------------------------------

         As of August 31, 2006 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2006. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings

--------------------------------------------------------------------------------

         On May 25, 2006, the Company filed a complaint in the United States District Court for the Southern District of New York against Photoscribe Technologies, Inc. ("Photoscribe"). The complaint asserts infringement of the Company's intellectual property rights by Photoscribe with respect to two of the Company's patents. The Company's patents have claims relating to methods of, and apparatus for, laser inscribing gemstones. The Company seeks injunctive relief, as well as damages, including royalties and lost profits based on lost sales and the value added to the inscribed gemstones by reason of Photoscribe's use of infringing systems. Photoscribe has filed a counterclaim on the basis of a claim of its non-infringement of the patents and the invalidity of such patents. The Company intends to continue to pursue its complaint, as well as all other options available to it to enforce its rights against Photoscribe, and to defend against Photoscribe's counterclaim.

         On July 26, 2006, the Company filed a complaint against the Gemological Institute of America (the "GIA") in the Supreme Court of the State of New York, County of New York. As of February 1996, the Company and the GIA entered into an exclusive United States inscription agreement (except for the Company's own use) of certain intellectual property owned by the Company relating to certain laser inscription equipment and methods (the "Inscription Agreement"). The GIA has purported to terminate the Inscription Agreement as of July 31, 2006 under such agreement's terms. The Company believes that under the terms of the Inscription Agreement such termination by the GIA is invalid and that the Inscription Agreement should be in full force and effect until at least April 2008. The Company sought a declaratory judgment confirming the Company's interpretation of the Inscription Agreement. A recent decision by the court denied the Company's motion for a preliminary injunction against the GIA. The Company is currently assessing its options with respect to this matter.

            On September 1, 2006, Fifth Avenue Group, LLC ("Fifth Avenue"), a stockholder of the Company, filed a Complaint for a Declaratory Judgment and Other Relief in the Supreme Court of the State of New York, County of New York, against the Company and Mellon Investor Services. The Complaint seeks a declaratory judgment that 1,180,000 shares of the Company's stock purchased by Fifth Avenue from the Company in a private sale in January 2002 are not "restricted stock" pursuant to Rule 144(k) of the Securities Exchange Act of 1934 and that any subsequent purchaser of such shares would not be subject to an irrevocable proxy granted to Messrs. Maurice and Leon Tempelsman by Fifth Avenue in connection with the private sale. The Company intends to vigorously pursue all defenses and counterclaims available to it.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

--------------------------------------------------------------------------------

(c)      Issuer Purchase of Equity Securities

         On April 6, 2006, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2007, shares of the Company's common stock with an aggregate value not to exceed $2.0 million. The Company made no market purchases during the quarter ended August 31, 2006.

Item 5.  Other Information.

--------------------------------------------------------------------------------

         As noted above under the Section "Legal Proceedings," the GIA has notified the Company that is has terminated the Inscription Agreement with the Company as of July 31, 2006. As noted above, the Company believes that such termination was invalid and has filed a complaint in the Supreme Court of the State of New York to enforce its rights under the Inscription Agreement. See Legal Proceedings.


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


                                    LAZARE KAPLAN INTERNATIONAL INC.




                                        By /s/ William H. Moryto
                                          ----------------------
                                          William H. Moryto
                                          Vice President and
                                          Chief Financial Officer



Dated: October 13, 2006

                             STATEMENT OF DIFFERENCES
                             ------------------------

The registered trademark symbol shall be expressed as....................... 'r'