Form 10-Q
period 2006-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2007-01-16
CIK 202375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006.

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

         As of January 3, 2007, 8,197,634 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

INDEX

PART I. FINANCIAL INFORMATION                                                                PAGE
                                                                                           --------

      Item 1.      Financial Statements (Unaudited)

                   Consolidated statements of operations                                      3
                         Three and six months ended November 30, 2006 and 2005

                   Consolidated balance sheets                                                4
                         November 30, 2006 and May 31, 2006

                   Consolidated statements of cash flows                                      5
                         Six months ended November 30, 2006 and 2005

                   Notes to consolidated financial statements                               6 - 14
                         November 30, 2006

      Item 2.      Management's Discussion and Analysis of Financial                       15 - 19
                   Condition and Results of Operations

      Item 3.      Quantitative and Qualitative Disclosure of Market Risk                     20

      Item 4.      Controls and Procedures                                                    20

PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings                                                          21

      Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                22

      Item 5.      Other Information                                                          22

      Item 6.      Exhibits and Reports on Form 8-K                                           22

SIGNATURE                                                                                     23


PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

                                                                   Three Months Ended              Six Months Ended
November 30, (unaudited)                                           2006          2005             2006           2005
----------------------------------------------------------------------------------------      --------------------------
Net sales                                                        $ 94,411      $ 96,275        $ 233,295      $ 235,131
Cost of Sales                                                      89,482        90,221          223,121        220,095
----------------------------------------------------------------------------------------      --------------------------
                                                                    4,929         6,054           10,174         15,036
----------------------------------------------------------------------------------------      --------------------------
Selling, general and administrative expenses                        6,831         6,429           13,070         13,116
Equity in income of joint ventures                                   (907)          -             (1,200)           -
Interest expense, net of interest income                            1,548           341            3,270          1,244
----------------------------------------------------------------------------------------      --------------------------
                                                                    7,472         6,770           15,140         14,360
----------------------------------------------------------------------------------------      --------------------------
Income / (loss) before income taxes                                (2,543)         (716)          (4,966)           676
Income tax provision / (benefit)                                   (1,180)         (309)          (1,778)           175
----------------------------------------------------------------------------------------      --------------------------
NET INCOME / (LOSS)                                              $ (1,363)     $   (407)       $  (3,188)     $     501
========================================================================================      ==========================

EARNINGS / (LOSS) PER SHARE
========================================================================================      ==========================
Basic earnings / (loss) per share                                $  (0.17)     $  (0.05)       $   (0.39)     $    0.06
========================================================================================      ==========================
Average number of shares outstanding during the period          8,197,634     8,327,060        8,197,420      8,348,798
========================================================================================      ==========================


========================================================================================      ==========================
Diluted earnings / (loss) per share                              $  (0.17)     $  (0.05)       $   (0.39)     $    0.06
========================================================================================      ==========================
Average number of shares outstanding during the period
    assuming dilution                                           8,197,634     8,327,060        8,197,420      8,782,278
========================================================================================      ==========================


See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                        November 30,           May 31,
                                                                                        (Unaudited)           (Audited)
                                                                                            2006                 2006
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                          $  12,483              $ 8,160
      Accounts and notes receivable, net                                                    93,251               91,403
      Inventories, net
           Rough stones                                                                     12,983               24,746
          Polished stones                                                                  109,330              108,368
------------------------------------------------------------------------------------------------------------------------
                  Total inventories                                                        122,313              133,114
------------------------------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                                             11,282               12,763
      Deferred tax assets-current                                                            2,158                2,024
------------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                                       241,487              247,464
      Other non-current assets, net                                                         11,232                8,741
      Deferred tax assets, net                                                               9,181                7,507
------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 261,900            $ 263,712
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and other current liabilities                                     $  52,558            $  55,771
      Current Portion of long-term debt and lines of credit                                 68,289               47,969
------------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                                  120,847              103,740
      Long-term debt                                                                        48,500               64,176
------------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                                          169,347              167,916
------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share:
         Authorized 1,500,000 shares; no shares outstanding                                    -                    -
      Common stock, par value $1 per share
         Authorized 12,000,000 shares; issued 8,821,845
            at November and 8,821,345 at May 2006, respectively                              8,822                8,821
      Additional paid-in capital                                                            62,252               62,187
      Cumulative translation adjustment                                                       (546)                (425)
      Retained earnings                                                                     27,112               30,300
------------------------------------------------------------------------------------------------------------------------
                                                                                            97,640              100,883
      Less treasury stock at cost; 624,211 shares at November
         and May 2005                                                                       (5,087)              (5,087)
------------------------------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                                  92,553               95,796
------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 261,900            $ 263,712
========================================================================================================================


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

Six months ended November 30, (unaudited)                                                   2006                 2005
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income / (loss)                                                              $ (3,188)             $   501
         Adjustments to reconcile net income to net cash
           used in operating activities:
              Depreciation and amortization                                                    754                  635
              Provision for uncollectible accounts                                             166                  104
              Compensation expense - noncash                                                    62
              Deferred income taxes                                                         (1,808)                 (96)
         Changes in operating assets and liabilities:
            Accounts receivable                                                             (2,014)             (11,483)
            Rough and Polished inventories                                                  10,801                  935
            Prepaid expenses and other current assets                                        1,481               (1,617)
            Other assets                                                                    (2,797)                  15
            Accounts payable and other current liabilities                                  (3,213)              (5,627)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by / (used in) operating activities                                          244              (16,633)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                          (448)              (1,660)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (448)              (1,660)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings                                                                       4,644               14,749
Purchase of treasury stock                                                                     -                   (979)
Proceeds from exercise of stock options                                                          4                   60
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    4,648               13,830
------------------------------------------------------------------------------------------------------------------------

Effect of foreign currency translation adjustment                                             (121)                (691)
------------------------------------------------------------------------------------------------------------------------
Net increase / (decrease) in cash and cash equivalents                                       4,323               (5,154)
Cash and cash equivalents at beginning of period                                             8,160               10,320
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 12,483              $ 5,166
========================================================================================================================


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



1.       INTERIM FINANCIAL REPORTING

         This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan
International Inc.'s operating results for the three and six months ended November 30, 2006 and 2005 and its financial position as of November 30, 2006.

         The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's annual report on Form 10-K for the year ended May 31, 2006. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year. In this discussion, the years "2007" and "2006" refer to the fiscal years ended May 31, 2007 and May 31, 2006, respectively.


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

         The Company has a technical cooperation agreement with an entity responsible for the development and marketing of diamonds produced in Angola. Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation for diamonds sourced in the Angolan informal sector. During the third fiscal quarter of 2006, the Company's rough buying operations expanded to include buying in the Angolan formal sector. Through the first fiscal quarter 2007 Angolan formal sector buying and selling operations were conducted by the Company with the Company taking title to the diamonds upon acquisition in Angola and assuming responsibility for risk of loss. Sales by the Company were recorded at their gross invoice value. Profits in excess of operating and rough acquisition costs as defined are allocated between parties with such costs classified as cost of sales by the Company.

         During the second fiscal quarter 2007 the Company formalized certain joint ventures relating to the buying and selling of rough diamonds acquired in the Angolan formal sector and transferred substantially all formal sector operations into the joint venture companies. As a result, Angolan formal sector rough buying and selling operations occurring during the second fiscal quarter 2007 have been accounted for on the equity method. The Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration and development through various additional joint ventures.

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

CONSIDERATION RECEIVED FROM VENDORS:

         Periodically, the Company negotiates agreements with vendors to share certain promotional costs. The Company classifies amounts expended on such promotions as selling, general and administrative expense when incurred. Similarly, amounts reimbursed by vendors are characterized as a reduction of selling, general and administrative expense.

SHIPPING AND HANDLING:

         Shipping and handling costs incurred by the Company to deliver product to customers are classified in the Company's income statement as selling general and administrative expense.

INVENTORIES:

         Inventories, including amounts on consignment with customers, are stated at the lower of cost or market, using the average cost method.

EQUITY INVESTMENTS:

         The Company utilizes the equity method of accounting to record its proportionate share of income and losses from joint venture companies.

3.       STOCK INCENTIVE PLANS

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

                                                                                 Three          Six
                                                                                 Months        Months
     November 30, 2006                                                           Ended         Ended
     -------------------------------------------------------------------    --------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Share-Based compensation included in income before tax                       $ 31         $   62
     Income tax benefit                                                            (10)           (20)
     -------------------------------------------------------------------    --------------------------
     Share-Based compensation included in income (net of tax)                     $ 21         $   42
     -------------------------------------------------------------------    --------------------------

     Share-Based compensation effects on earnings per share:
          Basic                                                                   $  -         $ 0.01
          Diluted                                                                 $  -         $ 0.01
     ===================================================================    ==========================
     Average shares outstanding:
          Basic                                                              8,197,634      8,197,420
          Diluted                                                            8,197,634      8,197,420
     -------------------------------------------------------------------    --------------------------

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

                                                   Three Months     Six Months
     November 30, 2005                                Ended            Ended
     ------------------------------------------    ------------    ------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net income / (loss) as reported                $     (407)     $      501
        Less:
          Stock-based employee compensation,
            net of taxes                                   (75)           (223)
     ------------------------------------------    ------------    ------------
     Pro forma                                      $     (482)     $      278
     ------------------------------------------    ------------    ------------

     Earnings per share:
        As reported:
          Basic                                     $    (0.05)     $     0.06
          Diluted                                   $    (0.05)     $     0.06
     ------------------------------------------    ------------    ------------
        Pro forma:
          Basic                                     $    (0.06)     $     0.03
          Diluted                                   $    (0.06)     $     0.03
     ------------------------------------------    ------------    ------------


       A summary of the Plans' activity for the three and six months ended November 2006 is as follows:


                                                                                    Weighted
                                            Number of                            average price
                                              shares          Option Price         per share
----------------------------------------------------------------------------------------------
Outstanding - May 31, 2006                  1,304,451     $ 5.000  -  $ 14.750      $ 8.697
Options expired/cancelled                     (90,000)    $ 5.280  -  $  5.280      $ 5.280
Options issued                                    -       $   -    -  $    -        $   -
Options exercised                                (500)    $ 5.480  -  $  5.480      $ 5.480
----------------------------------------------------------------------------------------------
Outstanding - August 31, 2006               1,213,951     $ 5.000  -  $ 14.750      $ 9.019
----------------------------------------------------------------------------------------------
Options expired/cancelled                                 $ 5.280  -  $  5.280      $ 5.280
Options issued                                            $   -    -  $    -        $   -
Options exercised                                         $ 5.480  -  $  5.480      $ 5.480
----------------------------------------------------------------------------------------------
Outstanding - November 30, 2006             1,213,951     $ 5.000  -  $ 14.750      $ 9.019
----------------------------------------------------------------------------------------------
Exercisable vested options                  1,027,286
------------------------------------------------------


         Options outstanding and exercisable at November 30, 2006 were as follows:


                 Outstanding Stock Options                              Exercisable stock options
     -----------------------------------------------------------------  -------------------------
                                               Weighted
                                               average      Weighted                    Weighted
                                              remaining     average                     average
                                             contractual    exercise                    exercise
          Range of prices         Shares         life         price         Shares        price
     -----------------------------------------------------------------  -------------------------
      $ 5.000  -  $  6.550        218,584        5.43        $  5.88        218,584      $  5.88
      $ 7.000  -  $  8.800        493,567        4.46        $  7.80        386,900      $  7.81
      $ 9.000  -  $ 10.560        343,300        4.51        $ 10.13        263,302      $ 10.14
      $14.750                     158,500        0.35        $ 14.75        158,500      $ 14.75
     --------------------------------------------------------------------------------------------
                                1,213,951                                 1,027,286
                               -----------                               -----------

4.       TAXES

         Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2006 is approximately $11,472,000 less a valuation allowance of approximately $133,000 resulting in a net deferred tax asset of $11,339,000.

         At November 30, 2006 the Company has available U.S. net operating loss carryforwards of $22.1 million, which expire as follows (in thousands):

                                           Net Operating
                   Year                       Losses
                 --------                  -------------
                   2019                      $  8,690
                   2020                           298
                   2021                           120
                   2022                        10,190
                   2023                            25
                   2026                         2,761
                                           -------------
                                             $ 22,084
                                           -------------


5.       EARNINGS PER SHARE

     Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share include the impact of dilutive stock options.

                                                        Three Months Ended              Six Months Ended
     November 30, (unaudited)                           2006          2005             2006          2005
     ----------------------------------------------  -------------------------      -------------------------
     Average number of shares outstanding
          during the period                           8,197,634     8,327,060        8,197,420     8,348,798

     Effect of dilutive stock options                       -             -                -         433,480

     ----------------------------------------------  -------------------------      -------------------------
     Average number of shares outstanding
          during the period assuming dilution         8,197,634     8,327,060        8,197,420     8,782,278
     ----------------------------------------------  -------------------------      -------------------------


6.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2006 and 2005, total comprehensive income /
(loss) was ($1,334,000) and ($479,000), respectively. For the six months ended November 30, 2006 and 2005, total comprehensive income / (loss) was ($3,309,000) and ($190,000), respectively.


7.       LINES OF CREDIT


         The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of November 30, 2006 the balance outstanding under both lines was $46.0 million. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand.

         The Company has a long-term unsecured, revolving loan agreement. The agreement provides that the Company may borrow up to $45.0 million (including up to $1.0 million under letters of credit) in the aggregate through December 1, 2007. The loan term may be extended in one year increments commencing November 30, 2006, subject to the consent of the lending banks. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of November 30, 2006 the balance outstanding under this facility was $38.0 million, excluding outstanding letters of credit in the amount of $0.7 million.

         The Company also maintains an additional unsecured, revolving loan agreement with a bank under which it may borrow up to $30.0 million in the aggregate. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $29.2 million at November 30, 2006.

         A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese Yen (approximately $4.4 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2007. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of November 30, 2006, the balance outstanding under this facility was $3.6 million U.S. dollars.

         Long-term debt of $48.5 million outstanding at November 30, 2006 is scheduled to be repaid in the fiscal year ended May 31, 2008. The Company was in compliance with its debt covenants at November 30, 2006.

         The Company guarantees a portion of certain indebtedness ($1.3 million, at November 30, 2006) relating to a joint diamond cutting and polishing operation in South Africa. The fair value of the guarantee is immaterial.

         The  Company's   long-term   facilities   do  not  contain   subjective
acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.


8.       TRANSACTIONS WITH RELATED PARTIES

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and six months ended November 30, 2006 was $0.4 million and $0.6 million, respectively as compared to $0.1 million and $0.4 million for the prior year comparable periods.

         During the six months ended November 30, 2005 the Company sold approximately $0.2 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

9.       SEGMENT INFORMATION

GEOGRAPHIC SEGMENT INFORMATION
--------------------------------------------------------------------------------
(IN THOUSANDS)

Revenue, gross profit and income/(loss) before income taxes for the three months ended November 30, 2005 and 2004 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

                                                 North                                     Far          Elimi-        Consoli-
                                                America        Europe        Africa        East         nations        dated
                                               --------------------------------------------------------------------------------
THREE MONTHS ENDED NOVEMBER 30, 2006
   Net sales to unaffiliated customers          $ 27,344      $ 64,083      $ (1,487)     $ 4,471      $     -        $ 94,411
   Transfers between geographic areas             24,471           -          36,966          -          (61,437)          -
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $ 51,815      $ 64,083      $ 35,479      $ 4,471      $ (61,437)     $ 94,411
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $  2,407      $    393      $  1,138      $   991      $     -        $  4,929
-------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes               $ (4,130)     $   (322)     $  1,973      $   (64)     $     -        $ (2,543)
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================

THREE MONTHS ENDED NOVEMBER 30, 2005
   Net sales to unaffiliated customers          $ 25,823      $ 62,500      $  3,702      $ 4,250      $     -        $ 96,275
   Transfers between geographic areas             36,018            11        22,607          -          (58,636)          -
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $ 61,841      $ 62,511      $ 26,309      $ 4,250      $ (58,636)     $ 96,275
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $  5,631      $    540      $ (1,124)     $ 1,007      $     -        $  6,054
-------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes               $    375      $     51      $ (1,188)     $    46      $     -        $   (716)
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================



Revenue and gross profit for the three months ended November 30, 2006 and 2005 classified by product were as follows (in thousands):

                                                Polished       Rough         Total
-------------------------------------------------------------------------------------
THREE MONTHS ENDED NOVEMBER 30, 2006
   Net Sales                                    $ 41,475      $ 52,936      $ 94,411
-------------------------------------------------------------------------------------
   Gross Profit                                 $  2,689      $  2,240      $  4,929
=====================================================================================

THREE MONTHS ENDED NOVEMBER 30, 2005
   Net Sales                                    $ 37,668      $ 58,607      $ 96,275
-------------------------------------------------------------------------------------
   Gross Profit                                 $  6,213      $   (159)     $  6,054
=====================================================================================


9.       SEGMENT INFORMATION

GEOGRAPHIC SEGMENT INFORMATION
--------------------------------------------------------------------------------
(IN THOUSANDS)

Revenue, gross profit and income/(loss) before income taxes for the six months ended November 30, 2006 and 2005 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):


                                                 North                                     Far          Elimi-        Consoli-
                                                America        Europe        Africa        East         nations        dated
                                               --------------------------------------------------------------------------------
SIX MONTHS ENDED NOVEMBER 30, 2006
   Net sales to unaffiliated customers          $ 50,191      $174,488      $   -         $ 8,616      $     -        $233,295
   Transfers between geographic areas             54,946           -         114,218          -         (169,164)          -
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $105,137      $174,488      $114,218      $ 8,616      $(169,164)     $233,295
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $  6,091      $    898      $  1,220      $ 1,965      $     -        $ 10,174
-------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes               $ (6,823)     $   (487)     $  2,322      $    22      $     -        $ (4,966)
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at November 30, 2006        $171,157      $ 58,295      $ 22,835      $ 9,666      $     (53)     $261,900
===============================================================================================================================

SIX MONTHS ENDED NOVEMBER 30, 2005
   Net sales to unaffiliated customers          $ 57,028      $166,477      $  3,702      $ 7,924      $     -        $235,131
   Transfers between geographic areas             85,539           482        76,465            9       (162,495)          -
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $142,567      $166,959      $ 80,167      $ 7,933      $(162,495)     $235,131
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    $ 13,044      $  1,300      $ (1,226)     $ 1,909      $       9      $ 15,036
-------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes               $  1,658      $    292      $ (1,347)     $    64      $       9      $    676
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at November 30, 2005        $164,667      $ 68,769      $ 16,856      $ 8,066      $     (61)     $258,297
===============================================================================================================================


Revenue and gross profit for the six months ended November 30, 2006 and 2005 classified by product were as follows (in thousands):

                                                Polished       Rough         Total
-------------------------------------------------------------------------------------

SIX MONTHS ENDED NOVEMBER 30, 2006
   Net Sales                                    $ 74,518      $158,777      $233,295
-------------------------------------------------------------------------------------
   Gross Profit                                 $  6,546      $  3,628      $ 10,174
-------------------------------------------------------------------------------------

SIX MONTHS ENDED NOVEMBER 30, 2005
   Net Sales                                    $ 79,658      $155,473      $235,131
-------------------------------------------------------------------------------------
   Gross Profit                                 $ 11,473      $  3,563      $ 15,036
-------------------------------------------------------------------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
           ---------------------------------------------------------------------

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

         The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL ("SODIAM"), the government entity responsible for development and marketing of diamonds produced in Angola. Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation for diamonds sourced in the Angolan informal sector. During the third fiscal quarter of 2006 the Company's rough buying operations expanded to include buying in the Angolan formal sector. During the second fiscal quarter 2007 Angolan formal sector operations were transferred to separate joint venture companies. The Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration and development through various additional joint ventures.

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

         During September 2006 the Company and the Overseas Private Investment Corporation, an independent agency of the United States ("OPIC") signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia. The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations. Pending a satisfactory outcome, the Company anticipates finalization of the OPIC loan facility prior to May 31, 2007.

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

         Through February 2009, the Company's wholly-owned subsidiary, Pegasus Overseas Ltd. ("POL") has an exclusive agreement with Diamond Innovations Inc. ("DI") under which POL will market natural diamonds that have undergone a high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. POL sells diamonds that have undergone the HPHT process under the Bellataire(R) brand name.

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

RESULTS OF OPERATIONS

NET SALES

         Net sales for the three and six months ended November 30, 2006 were $94.4 million and $233.3 million, respectively, a decrease of approximately $1.9 million over the comparable periods in the prior year.

         Polished diamond revenue for the three months ended November 30, 2006 were $41.5 million as compared to $37.7 million in the prior year. This increase primarily reflects increased sales of fine cut commercial diamonds partially offset by lower sales of branded diamonds. Polished diamond revenue for the six months ended November 30, 2006 were $74.5 million as compared to $79.7 million in the prior year. This decrease reflects lower sales of branded diamonds, partially offset by higher sales of fine cut commercial diamonds. Factors leading to decreased polished sales include liquidity concerns throughout the diamond and jewelry distribution chain, reluctance on the part of U.S. retailers to take stock positions for the holiday season and resistance to price increases the Company seeks to pass through to customers.

         Rough diamond sales were $52.9 million and $158.8 million for the three and six month ended November 30, 2006, as compared to $58.6 million and $155.5 million for the comparable prior year periods. The decrease in rough diamond sales for the quarter ended November 30, 2006 reflects an overall reduction in sourcing and sales of rough diamonds acquired from producers, offset in part by an increase in rough trading activities related to diamonds sourced from Angola. The increase in rough diamond sales for the six months ended November 30, 2006 reflects increased sales of rough diamonds sourced from Angola which more than offset decreased sales of rough diamonds acquired from other sources.

GROSS PROFIT

         Gross Margin on net polished sales for the three and six months ended November 30, 2006 was 6.5% and 8.8%, respectively, as compared to 16.5% and 14.4% for the prior year periods. The decline in polished gross margin reflects a shift in sales mix with a substantially higher percentage of polished sales derived from fine cut commercial diamonds which typically carry a lower gross margin than branded diamonds. This decrease also reflects increased rough diamond prices which the Company was unable to fully pass through to customers and aggressive efforts by the Company to sell certain slower moving commercial diamonds at reduced prices. Additionally, polished gross margin for the three months ended November 30, 2006 reflects reduced revenue and margin from laser inscription fees (see "Legal Proceedings").

         Rough gross margin during the three month period ended November 30, 2006 was 4.2% as compared to (0.3%) in the prior year period. Rough gross margin during the six months ended November 30, 2006 was 2.3%, unchanged from the prior year period. Improved rough gross margin during the current quarter reflects a decrease in costs attributed to the Company's Angolan informal sector rough buying and trading operations.

         As a result of the foregoing, overall gross margin percentage during the three and six month period ended November 30, 2006 was 5.2% and 4.4%, respectively, as compared to 6.3% and 6.4% in the prior year periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and six months ended November 30, 2006 were $6.8 and $13.1 million, respectively, as compared to $6.4 and $13.1 million for the same periods in the prior year. The increase for the three months ended November 30, 2006 reflects higher legal and advertising costs partially offset by lower personnel and related costs. Increased legal costs relate primarily to costs associated with litigation the Company has initiated to protect certain of its intellectual property rights.

EQUITY IN (INCOME) / LOSS OF JOINT VENTURES

         The Company is an equity owner in several joint venture Companies relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company's combined share of income from these joint venture operations for the three and six months ended November 30, 2006 was $0.9 million and $1.2 million, respectively.

INTEREST EXPENSE

         Net interest expense for the three and six months ended November 30, 2006 was $1.5 and $3.3 million, respectively, as compared to $0.3 and $1.2 million for the same periods in the prior year. The increase for the three and six months ended November 30, 2006 reflects higher interest rates and borrowing levels as compared to the prior year periods.

INCOME TAX

         The Company's effective tax rate for the six months ended November 30, 2006 was 35.8% as compared to 25.9% for the prior year. The year-to-date increase is primarily attributable to an increase in the percentage of income applicable to higher tax rate jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at November 30, 2006 was $120.6 million as compared to $143.7 million at May 31, 2006.

         The Company maintains a long-term unsecured, revolving credit facility that it utilizes for general working capital purposes in the amount of $45 million ($38.0 million aggregate outstanding at November 30, 2006). In addition, the Company has a 520 million Yen denominated facility that is used in support of its operations in Japan (approximately $3.6 million U.S. dollars outstanding at November 30, 2006). The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

         The Company also maintains $100.0 million of uncommitted lines of credit ($75.2 million outstanding at November 30, 2006) that are used to finance rough inventory transactions and other working capital needs.

         Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

         Stockholders' equity was $92.6 million at November 30, 2006 as compared to $95.8 million at May 31, 2006. No dividends were paid to stockholders during the three and six months ended November 30, 2006.

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


TRANSACTIONS WITH RELATED PARTIES

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and six months ended November 30, 2006 was $0.4 million and $0.6 million, respectively as compared to $0.1 million and $0.4 million for the prior year comparable periods.

         During the six months ended November 30, 2005 the Company sold approximately $0.2 million of jewelry to a relative of a non-employee member of the Company's Board of Directors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------------------------------------------------------------------------------

         At November 30, 2006, the Company had borrowings totaling approximately $116.8 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.


ITEM 4.           CONTROLS AND PROCEDURES.
--------------------------------------------------------------------------------

         As of November 30, 2006 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief
Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2006. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting

PART II  -  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         On May 25, 2006, the Company filed a complaint in the United States District Court for the Southern District of New York against Photoscribe Technologies, Inc. ("Photoscribe"). The complaint asserted infringement of the Company's intellectual property rights by Photoscribe with respect to two of the Company's patents (the "patents-in-suit"). The patents-in-suit have claims relating to methods of, and apparatus for, laser inscribing gemstones, as well as the inscribed gemstones themselves.

         On November 22, 2006, the Company amended its complaint against Photoscribe to include the Gemological Institute of America (the "GIA") as a co-defendant. As of February 1996, the Company and the GIA entered into an exclusive United States inscription agreement (except for the Company's own use) with respect to certain intellectual property, which is owned by the Company relating to certain laser inscription equipment and methods (the "Inscription Agreement") and which includes the patents-in-suit. The GIA has purportedly terminated the Inscription Agreement as of July 31, 2006 under its terms. The GIA then began to commercially use Photoscribe equipment to inscribe gemstones, thus providing the basis to include the GIA in the suit. In addition to the same charges of patent infringement that were originally made against Photoscribe, the amended complaint also charges the GIA with breach of the exclusive license agreement prior to its purported termination and breach of a letter agreement by which GIA was to maintain the Company's equipment that it had been using. The amended complaint further charges Photoscribe with tortious interference with the Company's business relationship with the GIA.

         In the Photoscribe-GIA litigation the Company seeks injunctive relief, as well as damages, including inscription fees and lost profits based on lost sales and the value added to inscribed gemstones by reason of Photoscribe's and the GIA's use of infringing systems. Photoscribe and the GIA have answered the amended complaint and have filed counterclaims alleging non-infringement and invalidity of the patents-in-suit. The Company intends to continue to pursue its amended complaint against Photoscribe and the GIA, and to defend against their counterclaims.

            In July 2006,  the  Company  filed a  complaint  against  the GIA in
Supreme Court of the State of New York, County of New York, asserting improper termination of the Inscription Agreement and seeking a declaratory judgment confirming the Company's interpretation of the Inscription Agreement. A subsequent decision by the court denied the Company's motion for a preliminary injunction against the GIA. The Company withdrew this complaint on October 16, 2006 without prejudice.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------------------

(c)               Issuer Purchase of Equity Securities

         On April 6, 2006, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2007, shares of the Company's common stock with an aggregate value not to exceed $2.0 million. The Company made no market purchases during the six months ended November 30, 2006.


ITEM 5.           OTHER INFORMATION
--------------------------------------------------------------------------------

         As noted above under the section "Legal Proceedings" the GIA has purported to terminate the Inscription Agreement with the Company as of July 31, 2006.


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



Dated: JANUARY 12, 2007