Form 10-Q
period 2007-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2007-04-16
CIK 202375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

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

                              Yes __X__     No _____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes ______    No __X__

         As of March 28, 2007, 8,197,634 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

INDEX

PART I. FINANCIAL INFORMATION                                                                       PAGE
                                                                                                -------------
      Item 1.      Financial Statements (Unaudited)

                   Consolidated statements of operations                                              3
                         Three and nine months ended February 28, 2007 and 2006

                   Consolidated balance sheets                                                        4
                         February 28, 2007 and May 31, 2006

                   Consolidated statements of cash flows                                              5
                         Nine months ended February 28, 2007 and 2006

                   Notes to consolidated financial statements                                       6 - 14

      Item 2.      Management's Discussion and Analysis of Financial                               15 - 19
                   Condition and Results of Operations

      Item 3.      Quantitative and Qualitative Disclosure of Market Risk                             20

      Item 4.      Controls and Procedures                                                            20

PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                  21

      Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                        22

      Item 5.      Other Information                                                                  22

      Item 6.      Exhibits and Reports on Form 8-K                                                   22

SIGNATURE                                                                                             23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE DATA)

                                                                            Three Months Ended                Nine Months Ended
February 28, (unaudited)                                                   2007            2006             2007             2006
--------------------------------------------------------------------------------------------------   -------------------------------
Net sales                                                              $  104,257      $  157,912       $  337,552       $  393,043
Cost of Sales                                                              96,980         149,003          320,101          369,098
--------------------------------------------------------------------------------------------------   -------------------------------
                                                                            7,277           8,909           17,451           23,945
--------------------------------------------------------------------------------------------------   -------------------------------
Selling, general and administrative expenses                                5,777           7,080           18,847           20,196
Equity in income of joint ventures                                           (361)              -           (1,561)               -
Interest expense, net of interest income                                    1,754           1,070            5,024            2,314
--------------------------------------------------------------------------------------------------   -------------------------------
                                                                            7,170           8,150           22,310           22,510
--------------------------------------------------------------------------------------------------   -------------------------------
Income / (loss) before income taxes                                           107             759           (4,859)           1,435
Income tax provision / (benefit)                                               49             249           (1,729)             424
--------------------------------------------------------------------------------------------------   -------------------------------
NET INCOME / (LOSS)                                                    $       58      $      510       $   (3,130)      $    1,011
==================================================================================================   ===============================

EARNINGS / (LOSS) PER SHARE
==================================================================================================   ===============================
Basic earnings / (loss) per share                                      $     0.01      $     0.06       $    (0.38)      $     0.12
==================================================================================================   ===============================
Average number of shares outstanding during the period                  8,197,634       8,265,208        8,197,484        8,319,697
==================================================================================================   ===============================

==================================================================================================   ===============================
Diluted earnings / (loss) per share                                    $     0.01      $     0.06       $    (0.38)      $     0.12
==================================================================================================   ===============================
Average number of shares outstanding during the period
    assuming dilution                                                   8,390,159       8,392,567        8,197,484        8,651,136
==================================================================================================   ===============================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                  February 28,            May 31,
                                                                                  (Unaudited)            (Audited)
                                                                                      2007                 2006
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                   $   6,741             $   8,160
      Accounts and notes receivable, net                                            113,441                91,403
      Inventories, net
           Rough stones                                                              12,854                24,746
          Polished stones                                                           102,275               108,368
------------------------------------------------------------------------------------------------------------------
                  Total inventories                                                 115,129               133,114
------------------------------------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                                      12,800                12,763
      Deferred tax assets-current                                                     2,067                 2,024
------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                                250,178               247,464
      Other non-current assets, net                                                  10,373                 8,741
      Deferred tax assets, net                                                        9,228                 7,507
------------------------------------------------------------------------------------------------------------------
                                                                                  $ 269,779             $ 263,712
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and other current liabilities                              $  66,992             $  55,771
      Current Portion of long-term debt                                              72,701                47,969
------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                           139,693               103,740
      Long-term debt                                                                 37,512                64,176
------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                                   177,205               167,916
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.01 per share:
         Authorized 1,500,000 shares; no shares outstanding                               -                     -
      Common stock, par value $1 per share
         Authorized 12,000,000 shares; issued 8,821,845
            at February 2006 and 8,821,345 at May 2006, respectively                  8,822                 8,821
      Additional paid-in capital                                                     62,283                62,187
      Cumulative translation adjustment                                                (614)                 (425)
      Retained earnings                                                              27,170                30,300
------------------------------------------------------------------------------------------------------------------
                                                                                     97,661               100,883
      Less treasury stock at cost; 624,211 shares at February 2007
         and May 2006                                                                (5,087)               (5,087)
------------------------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                           92,574                95,796
------------------------------------------------------------------------------------------------------------------
                                                                                  $ 269,779             $ 263,712
==================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

Nine months ended February 28, (unaudited)                                             2007               2006
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income / (loss)                                                        $ (3,130)           $ 1,011
         Adjustments to reconcile net income to net cash
           used in operating activities:
              Depreciation and amortization                                            1,135                970
              Provision for uncollectible accounts                                       307                105
              Compensation expense - noncash                                              93
              Deferred income taxes                                                   (1,764)                13
         Changes in operating assets and liabilities:
            Accounts receivable                                                      (22,345)           (26,315)
            Rough and Polished inventories                                            17,985               (404)
            Prepaid expenses and other current assets                                    (37)            (1,625)
            Other assets                                                              (2,326)               121
            Accounts payable and other current liabilities                            11,221            (20,832)
----------------------------------------------------------------------------------------------------------------
Net cash provided by / (used in) operating activities                                  1,139            (46,956)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                    (441)            (1,781)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (441)            (1,781)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase / (decrease) in borrowings                                                   (1,932)            48,740
Purchase of treasury stock                                                                 -             (1,921)
Proceeds from exercise of stock options                                                    4                115
----------------------------------------------------------------------------------------------------------------
Net cash provided by / (used in) financing activities                                 (1,928)            46,934
----------------------------------------------------------------------------------------------------------------

Effect of foreign currency translation adjustment                                       (189)              (471)
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                             (1,419)            (2,274)
Cash and cash equivalents at beginning of period                                       8,160             10,320
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $ 6,741            $ 8,046
==================================================================================================================


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



1.       INTERIM FINANCIAL REPORTING

         This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan
International Inc.'s operating results for the three and nine months ended February 28, 2007 and 2006 and its financial position as of February 28, 2007.

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


                                                       Three           Nine
                                                       Months          Months
February 28, 2006                                      Ended           Ended
------------------------------------------------    -----------     -----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Share-Based compensation included in income
  before tax                                        $        31     $        93
Income tax benefits                                         (10)            (30)
------------------------------------------------    -----------     -----------
Share-Based compensation included in income
  (net of tax)                                      $        21     $        63
------------------------------------------------    -----------     -----------

Share-Based compensation effects on
  earnings per share:
    Basic                                           $        --     $      0.01
    Diluted                                         $        --     $      0.01
------------------------------------------------    -----------     -----------

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

                                               Three Months   Nine Months
February 28, 2006                                  Ended         Ended
---------------------------------------------   -----------   -----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income / (loss) as reported                 $       510   $     1,011
   Less:
     Stock-based employee compensation,
       net of taxes                                    (111)         (334)
---------------------------------------------   -----------   -----------
Pro forma                                       $       399   $       677
---------------------------------------------   -----------   -----------

Earnings per share:
   As reported:
     Basic                                      $      0.06   $      0.12
     Diluted                                    $      0.06   $      0.12
=============================================   ===========   ===========
   Pro forma:
     Basic                                     $       0.05   $      0.08
     Diluted                                   $       0.05   $      0.08
---------------------------------------------   -----------   -----------

       A summary of the Plans' activity for the three and nine months ended February 28, 2007 is as follows:



                                                                                                             Weighted
                                                                                                           average price
                                                       Number of shares         Option Price                 per share
-------------------------------------------------------------------------------------------------------------------------
Outstanding - May 31, 2006                                 1,304,451        $ 5.000  -   $ 14.750             $ 8.697
Options expired/cancelled                                    (90,000)       $ 5.280  -   $  5.280             $ 5.280
Options issued                                                     -        $     -  -   $      -             $     -
Options exercised                                               (500)       $ 5.480  -   $  5.480             $ 5.480
-------------------------------------------------------------------------------------------------------------------------
Outstanding - August 31, 2006                              1,213,951        $ 5.000  -   $ 14.750             $ 9.019
-------------------------------------------------------------------------------------------------------------------------
Options expired/cancelled                                                   $     -  -   $      -             $     -
Options issued                                                              $     -  -   $      -             $     -
Options exercised                                                           $     -  -   $      -             $     -
-------------------------------------------------------------------------------------------------------------------------
Outstanding - November 30, 2006                            1,213,951        $ 5.000  -   $ 14.750             $ 9.019
-------------------------------------------------------------------------------------------------------------------------
Options expired/cancelled                                                   $     -  -   $      -             $     -
Options issued                                                              $     -  -   $      -             $     -
Options exercised                                                           $     -  -   $      -             $     -
-------------------------------------------------------------------------------------------------------------------------
Outstanding - February 28, 2007                            1,213,951        $ 5.000  -   $ 14.750             $ 9.019
-------------------------------------------------------------------------------------------------------------------------
Exercisable vested options                                 1,027,286
---------------------------------------------------------------------

         Options outstanding and exercisable at February 28, 2007 were as follows:

                                                                Exercisable
               Outstanding Stock Options                       stock options
---------------------------------------------------------  ---------------------

                                    Weighted
                                    average     Weighted             Weighted
                                   remaining    average               Average
                                  contractual   exercise             exercise
    Range of prices      Shares      life        price      Shares     price
---------------------------------------------------------  ---------------------
$  5.000  -  $  6.550    218,584     5.43       $  5.88     218,584   $  5.88
$  7.000  -  $  8.800    493,567     4.46       $  7.80     386,900   $  7.81
$  9.000  -  $ 10.560    343,300     4.51       $ 10.13     263,302   $ 10.14
$ 14.750                 158,500     0.35       $ 14.75     158,500   $ 14.75
--------------------------------------------------------------------------------
                       1,213,951                          1,027,286
                     -----------                        -----------


4.       TAXES

         Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 28, 2007 is approximately $11.4 million less a valuation allowance of approximately $0.1 million resulting in a net deferred tax asset of $11.3 million.

         At February 28, 2007 the Company has available U.S. net operating loss carryforwards of $22.1 million, which expire as follows (in thousands):

               Year                     Net Operating Losses
           --------------             -------------------------
               2019                              $  8,690
               2020                                   298
               2021                                   120
               2022                                10,190
               2023                                    25
               2026                                 2,761
                                      --------------------
                                                 $ 22,084
                                      --------------------

5.       EARNINGS PER SHARE

     Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share include the impact of dilutive stock options.



                                                                Three Months Ended               Nine Months Ended
February 28, (unaudited)                                       2007           2006              2007           2006
--------------------------------------------------------  -------------------------------  -------------------------------
Average number of shares outstanding
     during the period                                         8,197,634       8,265,208        8,197,484       8,319,697

Effect of dilutive stock options                                 192,525         127,359                -         331,439

--------------------------------------------------------  -------------------------------  -------------------------------
Average number of shares outstanding
     during the period assuming dilution                       8,390,159       8,392,567        8,197,484       8,651,136
--------------------------------------------------------  -------------------------------  -------------------------------


6.       COMPREHENSIVE INCOME

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 28, 2007 and 2006, total comprehensive income was $0.0 million and $0.7 million, respectively. For the nine months ended February 28, 2007 and 2006, total comprehensive income / (loss) was ($3.3 million) and $0.5 million, respectively.

7.     LINES OF CREDIT

       The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of February 28, 2007 the balance outstanding under both lines was $43.7 million. Borrowings under these lines are available for the Company's working capital requirements and are payable on demand.

       The Company has a $35.0 million long-term unsecured, committed revolving loan agreement and a $10.0 million unsecured, uncommitted credit agreement. The Company may borrow under the committed facility (including up to $1.0 million under letters of credit) through December 1, 2008. The loan term may be extended in one year increments commencing November 30, 2007, subject to the consent of the lending banks. Borrowings under both agreements bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreements contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability,
(b) limitations on borrowing  levels,  investments and capital  expenditures and
(c) limitations on dividends and the repurchase of treasury shares. As of February 28, 2007 the balance outstanding under both facilities was $38.0 million, excluding outstanding letters of credit in the amount of $0.7 million.

       The Company also maintains an additional unsecured, revolving loan agreement with a bank under which it may borrow up to $30.0 million in the aggregate. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $26.0 million at February 28, 2007.

         A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese Yen (approximately $4.4 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2008. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of February 28, 2007, the balance outstanding under this facility was $2.5 million U.S. dollars.

         Long-term debt of $47.5 million outstanding at February 28, 2007 is scheduled to be repaid in the fiscal year ended May 31, 2009. The Company was in compliance with its debt covenants at February 28, 2007.

         The Company guarantees a portion of certain indebtedness ($0.8 million, at February 28, 2007) relating to a joint diamond cutting and polishing operation in South Africa. The fair value of the guarantee is immaterial.

         The  Company's   long-term   facilities   do  not  contain   subjective
acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.


8.       TRANSACTIONS WITH RELATED PARTIES

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and nine months ended February 28, 2007 were $0.1 million and $0.7 million, respectively as compared to $0.1 million and $0.5 million for the prior year comparable periods.

         The Company sold jewelry to a relative of a non-employee member of the Company's Board of Directors. Sales to this Board member for the nine months ended February 28, 2007 were approximately $0.2 million, as compared to $0.4 million for the three and nine month periods ended February 28, 2006.

9.       SEGMENT INFORMATION


GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(IN THOUSANDS)

Revenue, gross profit and income/(loss) before income taxes for the three months ended February 28, 2007 and 2006 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

                                                        North                                    Far          Elimi-        Consoli-
                                                       America        Europe        Africa       East         nations        dated
                                                   ---------------------------------------------------------------------------------
THREE MONTHS ENDED FEBRUARY 28, 2007
   Net sales to unaffiliated customers                $  25,851     $  73,709     $   1,000    $   3,697     $       -     $ 104,257
   Transfers between geographic areas                    28,150             -        28,487            -       (56,637)            -
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                         $  54,001     $  73,709     $  29,487    $   3,697     $ (56,637)    $ 104,257
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                          $   4,759     $     446     $   1,135    $     936     $       1     $   7,277
------------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                     $  (1,427)    $    (115)    $   1,694    $     (44)    $       1     $     109
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

THREE MONTHS ENDED FEBRUARY 28, 2006
   Net sales to unaffiliated customers                $  24,312     $ 117,016     $  12,691    $   3,893     $       -     $ 157,912
   Transfers between geographic areas                    35,803            15        76,534          -        (112,352)            -
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                         $  60,115     $ 117,031     $  89,225    $   3,893     $(112,352)    $ 157,912
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                          $   5,031     $     787     $   2,206    $     881     $       4     $   8,909
------------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                     $  (1,590)    $     192     $   2,145    $       8     $       4     $     759
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

Revenue and gross profit for the three months ended February 28, 2007 and 2006 classified by product were as follows (in thousands):

                                            Polished       Rough        Total
-------------------------------------------------------------------------------

THREE MONTHS ENDED FEBRUARY 28, 2007
   Net Sales                                 $ 35,347     $ 68,910   $ 104,257
-------------------------------------------------------------------------------
   Gross Profit                              $  4,248     $  3,029   $   7,277
-------------------------------------------------------------------------------

THREE MONTHS ENDED FEBRUARY 28, 2006
   Net Sales                                 $ 36,560    $ 121,352   $ 157,912
-------------------------------------------------------------------------------
   Gross Profit                              $  5,345    $   3,564   $   8,909
-------------------------------------------------------------------------------

9.       SEGMENT INFORMATION


GEOGRAPHIC SEGEMENT INFORMATION
--------------------------------------------------------------------------------
(IN THOUSANDS)

Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 28, 2007 and 2006 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

                                                       North                                    Far          Elimi-        Consoli-
                                                      America       Europe         Africa       East         nations        dated
                                                   ---------------------------------------------------------------------------------
NINE MONTHS ENDED FEBRUARY 28, 2007
   Net sales to unaffiliated customers               $  76,042     $ 248,197     $   1,000    $  12,313     $       -     $ 337,552
   Transfers between geographic areas                   83,096             -       142,705            -      (225,801)            -
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                        $ 159,138     $ 248,197     $ 143,705    $  12,313     $(225,801)    $ 337,552
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                         $  10,850     $   1,344     $   2,355    $   2,901     $       1     $  17,451
------------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                    $  (8,252)    $    (602)    $   4,016    $     (22)    $       1     $  (4,859)
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at February 28, 2007             $ 160,056     $  77,819     $  23,009    $   8,949     $     (54)    $ 269,779
====================================================================================================================================

NINE MONTHS ENDED FEBRUARY 28, 2006
   Net sales to unaffiliated customers               $  81,340     $ 283,493     $  16,393    $  11,817     $       -     $ 393,043
   Transfers between geographic areas                  121,342           497       152,999            9      (274,847)            -
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                        $ 202,682     $ 283,990     $ 169,392    $  11,826     $(274,847)    $ 393,043
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                         $  18,075     $   2,087     $     980    $   2,790     $      13     $  23,945
------------------------------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes                    $      68     $     484     $     798    $      72     $      13     $   1,435
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets at February 28, 2006             $ 157,405     $  85,674     $  25,649    $   8,255     $     (57)    $ 276,926
====================================================================================================================================

Revenue and gross profit for the nine months ended February 28, 2007 and 2006 classified by product were as follows (in thousands):

                                         Polished        Rough          Total
--------------------------------------------------------------------------------

NINE MONTHS ENDED FEBRUARY 28, 2007
   Net Sales                             $ 109,865     $ 227,687      $ 337,552
--------------------------------------------------------------------------------
   Gross Profit                           $ 10,794       $ 6,657       $ 17,451
--------------------------------------------------------------------------------

NINE MONTHS ENDED FEBRUARY 28, 2006
   Net Sales                             $ 116,218     $ 276,825      $ 393,043
--------------------------------------------------------------------------------
   Gross Profit                           $ 16,818       $ 7,127       $ 23,945
--------------------------------------------------------------------------------

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

         During September 2006 the Company and the Overseas Private Investment Corporation, an independent agency of the United States ("OPIC") signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia. Pursuant thereto, a subsidiary of the Company and OPIC entered into a financing agreement in February 2007. The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations. Pending a satisfactory outcome of these negotiations and subject to various conditions precedent under the financing agreement, the Company anticipates initial borrowing under the facility to commence during fiscal 2008.

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

RESULTS OF OPERATIONS

NET SALES

         Net sales for the three and nine months ended February 28, 2007 were $104.3 and $337.6 million, respectively. The decrease of $53.7 million and $55.5 million, respectively, primarily represents the transfer during the second fiscal quarter of 2007 of certain rough trading operations to a separately operated joint venture company which the Company accounts for on the equity method.

         Polished diamond revenue for the three and nine month periods ended February 28, 2007 were $35.3 and $109.9 million as compared to $36.6 and $116.2 million in the comparable prior year periods. The decrease reflects lower sales of branded diamonds, partially offset by higher sales of fine cut commercial diamonds. Factors leading to decreased polished sales include liquidity concerns throughout the diamond and jewelry distribution chain, reluctance on the part of U.S. retailers to take stock positions and resistance to price increases the Company seeks to pass through to customers.

         Rough diamond sales were $68.9 million and $227.7 million for the three and nine months ended February 28, 2007, as compared to $121.4 million and $276.8 million for the comparable prior year periods. The decrease in rough diamond sales for the three and nine months ended February 28, 2007 reflects the transfer of formal sector Angolan rough diamond buying and trading operations to a formal joint venture which the Company accounts for on the equity method. Rough diamond revenue for the three and nine months ended February 28, 2007 includes $1.0 million received in connection with certain sourcing and financing initiatives.

GROSS PROFIT

         Gross Margin on net polished sales for the three and nine months ended February 28, 2007 was 12.0% and 9.8%, respectively, as compared to 14.6% and 14.5% for the prior year periods. The decline in polished gross margin reflects a shift in sales mix with a substantially higher percentage of polished sales derived from fine cut commercial diamonds which typically carry a lower gross margin than branded diamonds. This decrease also reflects increased rough diamond prices which the Company was unable to fully pass through to customers and efforts by the Company to sell certain slower moving commercial diamonds at reduced prices. Additionally, polished gross margin reflects reduced revenue and margin from laser inscription fees (see "Legal Proceedings").

         Rough diamond gross margin for the three and nine months periods ended February 28, 2007 was 4.4% and 2.9%, compared to 2.9% and 2.6%, respectively in the comparable prior year periods. Increased rough gross margins reflect improving market conditions and a reduction in allocable sourcing costs incurred by the Company's Angolan informal sector operations.

         As a result of the foregoing, overall gross margin percentage during the three and nine month period ended February 28, 2007 was 7.0% and 5.2%, respectively, as compared to 5.6% and 6.1% in the prior year periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and nine months ended February 28, 2007 were $5.8 million and $18.8 million, respectively, as compared to $7.1 million and $20.2 million for the same periods in the prior year. The decrease in selling, general and administrative expense for the three and nine months ended February 28, 2007 reflects increased legal costs associated with litigation the Company initiated to protect certain of its intellectual property rights offset by a reduction in employee salaries and wages and the reimbursement of $1.2 million of costs incurred in connection with certain sourcing and financing initiatives.

EQUITY IN INCOME OF JOINT VENTURES

         The Company is an equity owner in several joint venture companies relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company's combined share of income from these joint venture operations for the three and nine months ended February 28, 2007 was $0.4 million and $1.6 million, respectively.

INTEREST EXPENSE

         Net interest expense for the three and nine months ended February 28, 2007 was $1.8 million and $5.0 million, respectively, as compared to $1.1 million and $2.3 million for the same periods in the prior year. The increase for the three and nine months ended February 28, 2007 reflects higher interest rates and higher net borrowing levels as compared to the prior year periods.

INCOME TAX

         The Company's effective tax rate for the nine months ended February 28, 2007 was 35.6% as compared to 29.5% for the prior year period. The year-to-date increase is primarily attributable to an increase in the percentage of income applicable to higher tax rate jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at February 28, 2007 was $110.5 million as compared to $143.7 million at May 31, 2006.

       The Company maintains a long-term unsecured, revolving credit facility that it utilizes for general working capital purposes in the amount of $35.0 million. In addition, the Company has a 520 million Yen denominated facility that is used in support of its operations in Japan. The Company's long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company's customers reduce the debt outstanding.

       The Company also maintains $110.0 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs.

         Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

         Stockholders' equity was $92.6 million at February 28, 2007 as compared to $95.8 million at May 31, 2006. No dividends were paid to stockholders during the three and nine months ended February 28, 2007.

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

TRANSACTIONS WITH RELATED PARTIES

         A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and nine months ended February 28, 2007 were $0.1 million and $0.7 million, respectively as compared to $0.1 million and $0.5 million for the prior year comparable periods.

         The Company sold jewelry to a relative of a non-employee member of the Company's Board of Directors. Sales to this Board member for the nine months ended February 28, 2007 were approximately $0.2 million, as compared to $0.4 million for the three and nine month periods ended February 28, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

--------------------------------------------------------------------------------

         At February 28, 2007, the Company had borrowings totaling approximately $110.2 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company's results of operations. The Company's policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.



ITEM 4.  CONTROLS AND PROCEDURES.

--------------------------------------------------------------------------------

         As of February 28, 2007 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief
Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2007. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

--------------------------------------------------------------------------------

(c)      Issuer Purchase of Equity Securities

         On April 11, 2007, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2008, shares of the Company's common stock with an aggregate value not to exceed $2.0 million. The Company made no market purchases during the nine months ended February 28, 2007.


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



Dated: April 13 , 2007
       ---------------