Form 10-K
period 2007-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2007-08-29
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to

Commission file number 1-7848
LAZARE KAPLAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2728690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

19 West 44th Street	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 972-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value)	American Stock Exchange
Preferred Share Purchase Rights	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of November 30, 2006 the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common equity on the American Stock Exchange at that date was $19,672,199.

          As of July 31, 2007, 8,259,300 of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

          2007 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

          2007 Annual Report to Stockholders for the fiscal year ended May 31, 2007 to be filed with the Commission-incorporated by reference into Parts II and IV.

Part 1

Item 1. Business

The Company

          Lazare Kaplan International Inc. (the “Company”) was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of branded and non-branded (“commercial”) diamonds. The Company’s premier product line is comprised of ideally proportioned diamonds which it markets internationally under the brand name “Lazare Diamonds®”. Ideally proportioned diamonds are distinguished from non-ideal cut diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a small number of companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is one of the largest U.S. providers of ideal cut diamonds. The Company cuts and polishes fine make commercial diamonds at diamond cutting facilities in Russia, South Africa and Namibia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company’s current needs.

          The Company’s marketing strategy in the selling of Lazare Diamonds is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East, the Middle East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view towards helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including those with international reputations and those known only in their communities as being the highest quality retail jewelers. This strategy helps ensure that the Company’s product is presented in an environment consistent with its superior quality and image. The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system which, when coupled with the “ideal cut” standard, allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry which features Lazare Diamonds.

          An important element of the Company’s strategy is the promotion of the Lazare Diamond brand name. Every Lazare Diamond bears a laser inscription on its outer perimeter, invisible to the naked eye, containing the Lazare Kaplan logo and an identification number unique to the stone. The laser signature also allows consumers to register their Lazare Diamonds with the Company under its program, The Lazare Diamond Registry®, thereby providing proof of ownership in case of loss or theft.

          One of the Company’s important suppliers of rough diamonds is the Diamond Trading Company (“DTC”), the rough diamond sales arm of the De Beers Group. Based on published reports, the Company believes that more than half of the world’s current rough diamond output is sold by the DTC. The Company has been a client of the DTC for approximately 60 years. In order to diversify its sources of rough diamond supply, the Company has an office in Antwerp to supplement its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers’ needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources.

          The Company operates various manufacturing facilities. The Company’s domestic manufacturing operation is located in Puerto Rico. The Company believes its work force in Puerto Rico is among the most highly skilled in the diamond industry. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company also operates manufacturing facilities in Moscow and Barnaul, Russia, Namibia and South Africa. The facilities in Russia are operated pursuant to an agreement with AK ALROSA of Russia. The facility in Namibia is operated under a strategic cooperation agreement with NamGem Diamond

Manufacturing Company (PYT) Ltd. The facility in South Africa is operated by Nozala Diamonds (Pty) Ltd, a joint cutting and polishing operation with Nozala Investments (Pty) Ltd, a broadly based women’s empowerment investment group.

Diamond Supply

          The Company’s overall revenues are, in part, dependent upon the availability of rough diamonds, the world’s known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London and South Africa to a select group of clients (“sightholders”) which, according to published reports, number approximately 95, including the Company. Based upon published reports, the Company believes that more than half of the world’s current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC’s clients have traditionally been expected to purchase substantially all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

          The DTC has been and continues to be an important supplier of rough diamonds to the Company. The DTC periodically invites its clients to submit their requirements as to the amount and type of stones they wish to purchase. Employees of the Company attend offerings of rough diamonds (“sights”) held by the DTC periodically during the year in London. At sights, the Company purchases, at the DTC’s stated price, an assortment of rough diamonds known as a “series”, the composition of which attempts to take into account the qualitative and quantitative requirements of the Company based on requests submitted to the DTC by the Company. The Company has been a sightholder for approximately 60 years. The loss of its status as a sightholder could have a material adverse effect on the Company.

          In 2000, the DTC announced significant changes in its approach to rough diamond marketing. In brief, the DTC stated that it would stop open market purchases, alter its market control and pricing policies and focus on selling its own mining productions through its “Supplier of Choice” marketing programs. These policy changes were intended to drive consumer demand for diamond jewelry by fostering the development of efficient distribution networks that stimulate demand, support the emergence of internationally recognized brands to meet consumer needs, supply clients with a consistent supply of rough diamonds and encourage and support additional investment in marketing and advertising programs with the goal of developing an industry led by advertising and marketing support.

          The DTC has announced a revision of their Supplier of Choice program. All current sightholders have received notification of termination effective December 31, 2007. It is expected that new sightholder appointments will be made in December of 2007. The Company is hopeful it will be reappointed as a sightholder at that time. The Company believes it is well positioned to benefit from these changes in the DTC’s approach to diamond marketing. However, there can be no assurance that this policy change will not have a material adverse effect on the Company’s operations.

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

          During September 2006 the Company and the Overseas Private Investment Corporation, an independent agency of the United States (“OPIC”) signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia. Pursuant thereto, a subsidiary of the Company and OPIC entered into a financing agreement in February 2007. The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations. Pending a satisfactory outcome of these negotiations and subject to various conditions precedent under the financing agreement, the Company anticipates initial borrowing under the facility to commence during fiscal 2008.

          During the fourth quarter of fiscal 2004 the Company signed a four year technical cooperation agreement regarding the marketing of rough diamonds with SODIAM, the government entity responsible for the development and marketing of diamonds produced in Angola. The Company began active buying operations in the Angolan informal sector during the first quarter of fiscal 2005. During the third fiscal quarter of 2006 the Company’s rough buying operation expanded to include buying in the Angolan formal sector.

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

          Through February 2009, the Company’s wholly-owned subsidiary, Pegasus Overseas Ltd. (“POL”) has an exclusive agreement with Diamond Innovations Inc. (“DI”) under which POL will market natural diamonds that have undergone a high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process is used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL sells only diamonds that have undergone the HPHT process under the brand name Bellataire®. Each Bellataire diamond is laser inscribed with a unique identification number.

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

          The Company has rough diamond supply arrangements in Russia for the cutting and polishing of diamonds in Russia. See “Cutting and Polishing”.

          The Company believes that it has good relations with its suppliers, that its trade reputation and established customer base will continue to assure access to primary sources of diamonds and that its sources of supply are sufficient to enable the Company to meet its present and foreseeable needs. However, the Company’s sources of supply could be affected by political and economic developments in producing countries over which the Company has no control. While the Company believes that alternative sources of supply may be available, any significant disruption of the Company’s access to its primary source suppliers could have a material adverse effect on its ability to purchase rough diamonds.

          As a concerned member of the international diamond industry and global community at large, the Company fully supports and complies with policies which prohibit the trade in conflict diamonds, prevent money laundering and combat the financing of terrorism, a position which reflects the Company’s leadership in the industry. The Company fully complies with clean diamond trading and anti-money laundering legislation adopted by the United States Government such as the USA PATRIOT ACT and the Clean Diamond Trade Act, and supports relevant resolutions of concerned regional governments and international organizations including the OECD and the United Nations. The Company is a founding member of the United Nations Global Compact which was launched in 2000 to “initiate a global compact of shared values and principles which will give a human face to the global market”. The Company will continue to join various industry and trade associations in condemning and combating the trade in illicit diamonds and to comply fully with World Diamond Congress resolutions for industry self-regulation in respect of the Kimberley Process Certification Scheme, including implementation of the prescribed System of Warranties and Code of Conduct. Furthermore, the Company long ago adopted the highest professional and ethical standards in every aspect of our business and is fully compliant with the DTC’s recently developed Diamond Best Practices Principles.

Cutting and Polishing

          In March 1999, the Company and ALROSA entered into a ten year agreement (the “ALROSA Agreement”) to expand their relationship in the cutting, polishing and marketing of rough gem diamonds for up to $100 million a year. Under the terms of the ALROSA Agreement, the Company and ALROSA agreed to refurbish certain diamond cutting facilities in Russia. At present, the Company’s operations in Russia are consolidated in two facilities, both of which are fully operational. These facilities are staffed by Russian technicians and jointly managed and supervised by the Company and ALROSA personnel. Under the ALROSA agreement, the Company sells the resulting polished diamonds through its worldwide distribution network. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, are generally shared equally with ALROSA. This agreement does not require the Company to advance funds for the purchase of rough diamonds. Any interruption in the supply of diamonds from Russia could have a material adverse effect on the Company.

          The Company has signed a strategic cooperation agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. (“NamGem”) for the cutting and polishing of diamonds in Namibia. NamGem is Namibia’s flagship venture in the international diamond polishing industry. Under the terms of the agreement, the Company provides technical manufacturing assistance and supervises the manufacture of the Company’s rough diamonds deemed suitable to cut and polish.

          The Company believes that its factory in Puerto Rico is among the largest cutting and polishing facilities in the United States. Each diamond received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by proprietary computer software, determine whether to cut the diamond to ideal or commercial proportions or resell the diamond. The shape of the diamond, its color, clarity, size, potential profitability and salability are among the criteria used in making such determinations.

          Rough diamonds selected for cutting are analyzed and where desirable are sorted for sawing to achieve the desired shape and to eliminate imperfections. They are then cut and polished into finished gems. Each finished ideal cut diamond (weighing .18 carats and larger) which is marketed as a Lazare Diamond is inscribed with the Lazare Kaplan logo and its own identification number by the Company’s patented laser inscription process. The Company believes its work force in Puerto Rico is one of the most highly skilled in the diamond industry.

          The Company believes that it is recognized in the diamond industry for the high quality and brilliance of the gems it cuts and that it also enjoys a reputation as an imaginative and innovative cutter of large and difficult diamonds.

Pricing

          Rough Diamond Prices

          Through its control of more than half of the value of the current world rough diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Rough diamond prices established by the DTC have been characterized historically by steady increases over the long term; however, prices in the secondary market have experienced a greater degree of volatility, particularly during the late 1970’s. Traditionally, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company’s earnings. A large rapid increase in rough diamond prices could materially adversely affect the Company’s revenues and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner.

          According to published reports, during 1995 there was an emergence of a two-tier market for rough diamonds. The first tier is comprised of better quality rough diamonds, where supply and demand appear to be in balance. The Company conducts its cutting and polishing operations almost exclusively in this segment of the market. The second tier is comprised of small, less expensive, imperfect rough diamonds. The prices for these diamonds have been considerably more volatile since 1995. Because the Company focuses primarily on better quality rough diamonds, this volatility has not had a significant effect on the Company. However, a significant decrease in the price of better quality rough diamonds could materially adversely affect the Company’s revenues, operating margins and inventory value.

          Polished Diamond Prices

          Over the past 60 years, increases in the price of rough diamonds have generally resulted in a corresponding increase in the price of polished diamonds. However, during periods of economic uncertainty, there may be a significant time lag before the Company is able to increase polished diamond prices. During the period of high inflation in the late 1970’s, investors speculated in hard assets, driving polished diamond prices to exceptionally high levels which in turn caused significant increases in the cost of rough diamonds. However, the moderation of inflation during the early 1980’s resulted in a sudden and massive shift of investments from hard assets to financial instruments, resulting in dramatic price declines for polished diamonds which caused a market liquidity crisis as prices of some categories of polished diamonds fell below the inventory costs of such diamonds. Since this period in the early 1980’s, the Company believes the pricing of polished diamonds has returned to its historical pattern of generally responding to increases in the pricing of rough diamonds. The Company has broadened its sales base and implemented strict inventory, pricing and purchasing controls which it believes could lessen the impact of fluctuations in the price of rough and polished diamonds. These include computerized rough diamond evaluation programs and inventory utilization programs. However, there can be no assurance that volatility in the price of polished diamonds could not occur again. Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory reserves, lower sales and lower margins.

Marketing, Sales and Distribution

          Marketing Strategy

          The Company’s sales strategy is directed primarily toward quality conscious consumers throughout the United States, South America, the Far East, the Middle East and Europe. The Company focuses its distribution efforts for Lazare Diamonds on selectivity with a view to helping retailers who carry the product maintain a competitive advantage. Lazare Diamonds can be found at some of the most prestigious jewelry stores around the world, including both those with international reputations and those recognized only in their local communities as being the highest quality retail jewelers. This strategy helps ensure that the Company’s product is presented in an environment consistent with its superior quality and image.

          The Company also sells to certain jewelry manufacturers and diamond wholesalers. The Company has developed a comprehensive grading system for its diamonds which, when coupled with the “ideal cut” standard, allows jewelers to order inventory by category rather than through the more cumbersome process of visual selection. In addition, the Company designs, manufactures (through independent contractors) and sells a line of high quality jewelry that features Lazare Diamonds.

          A key element of the Company’s strategy is the promotion of the Lazare Diamond brand name directly to consumers. The Company is able to market its diamonds under a brand name to retailers because (a) the ideal cut differentiates the Company’s diamonds from commercial diamonds in the marketplace and (b) each Lazare Diamond is inscribed with the Company’s logo and identification number using the Company’s patented laser inscription process, thus authenticating the diamonds. The Company holds domestic and various international patents for this process. In addition, in March 2006 an additional U.S. patent was issued to the Company relating to microinscribed gemstones. The Company has additional domestic and international patents-pending.

          The Company’s decision to pursue the brand name strategy is reinforced by two factors - a rising trend among informed consumers to purchase quality, brand name products, and the need among upscale jewelers to set themselves apart in an increasingly competitive market by carrying and promoting a highly differentiated product.

          Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers’ sales of the Company’s diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company has a program to build both free standing and in-counter boutiques in the stores of a select group of its retail clients. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company intends to continue concentrating its Lazare Diamond® marketing efforts towards the quality retail jeweler.

          The Lazare Diamond Registry program has been established by the Company to enable consumers to register their Lazare Diamonds with the Company using the laser inscribed identification number, thereby providing proof of ownership in case of loss or theft.

          The Company markets high quality commercial cut diamonds and diamond jewelry through its worldwide distribution network to wholesalers, jewelry manufacturers, distributors and retailer jewelers.

          In addition, Bellataire® diamonds and jewelry are marketed through upscale retailers and select distributors throughout the world. Bellataire diamonds are all-natural diamonds that have been restored to their intrinsic beauty through a patented high pressure, high temperature (HPHT) process that improves the color of a limited group of gem diamonds.

          The Company has developed its own E-commerce site (www.lazarediamonds.com). This site directly links the Company to its retailers, which serves to further strengthen the ties with its retail client base.

Sales and Distribution

          While the purchase and sale of rough diamonds is concentrated among relatively few parties, based on published reports industry wide retailing of polished diamonds occurs through over 40,000 jewelry stores in the United States, over 25,000 retailers in Japan and over 60,000 retail stores in Europe. The Company’s sales efforts for its polished diamonds are directed primarily toward the fine quality segment of these retailers (the majority of which are independently owned and operated), wholesalers and distributors and, to a lesser extent, to jewelry manufacturers. Full time regional sales representatives located throughout the United States, Latin America, Japan, Hong Kong and Europe, are generally compensated, in whole or in part, on a commission or incentive basis and handle sales throughout the respective territories in which they operate.

          The Company’s U.S. sales force is supported by a New York based in-house sales and service department. Sales to certain of the Company’s largest accounts are handled by headquarters personnel. Most of the Company’s major accounts are customers of long standing.

          The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Hong Kong, Singapore, Taiwan, Korea, China and Malaysia and recently throughout Latin America, Italy and the Middle East.

          The Company uses a comprehensive sorting and inventory classification system for grading color and clarity of its ideal cut polished diamonds. This system, combined with the fact that the Company’s stones are uniformly cut to ideal proportions, reduces and in some cases eliminates the need for customers to view diamonds before placing orders. The system enables customers to standardize their inventories, order by mail or telephone and minimize their inventory investment.

          The percentages of the Company’s total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

	2007	2006	2005

United States	15%	13%	20%
Far East	8%	7%	9%
Europe, Israel & Other	77%	80%	71%

	100%	100%	100%

          The world’s rough diamond trading markets are primarily located in Belgium, India, and Israel; therefore, the majority of the Company’s rough diamond sales have been transacted with foreign customers.

          The Company believes that due to the possible international resale of diamonds by its customers, the above percentages may not represent the final location of retail sales of its product. All of the Company’s foreign sales, other than those made in Japan, are denominated in United States dollars. The profitability of foreign sales of either polished or rough diamonds is consistent with that of domestic sales of similar merchandise.

Competition

          The polished and rough diamond business is highly competitive. While the Company believes that it has achieved a reputation as a leading cutter and distributor of high quality diamonds, it faces competition in sales to its customers in the United States and abroad from many other suppliers. In addition, the Company sells rough diamonds in the competitive world market. A substantial number of cutters and polishers and traders, some of which the Company believes to be larger or to have greater financial resources than the Company, sell diamonds of all qualities to the Company’s customers.

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

Employees

          At July 31, 2007, the Company had 178 full-time employees including seven regional sales representatives. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company’s employees are represented by a union.

Item 1A. Risk Factors

Supply

          The world’s sources of rough diamonds are highly concentrated in a limited number of countries. Varying degrees of political and economic risk exist in these countries. As a consequence, the diamond business is subject to various sovereign risks beyond the Company’s control, such as changes in laws and policies affecting foreign trade and investment. In addition, the Company is subject to various political and economic risks, including the instability of foreign economies and governments, labor disputes, war and civil disturbances and other risks that could cause production difficulties or stoppages, restrict the movement of inventory or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation without fair compensation. Any significant disruption of the Company’s sources of supply, or restriction of inventory movement could have a material adverse effect on the Company.

          Based upon published reports, the Company believes that more than half of the world’s current diamond output is sold by the Diamond Trading Company (“DTC”), the rough diamond sales arm of the De Beers Group. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London and South Africa to a select group of clients (“sightholders”) which, according to published reports, number approximately 95, including the Company. The DTC has been and continues to be an important supplier of rough diamonds to the Company. The Company has been a sightholder for approximately 60 years. The loss of its status as a sightholder could have a material adverse effect on the Company.

          The Company’s cooperation arrangement with ALROSA and its sourcing arrangements in Angola represent a significant part of its operations. Any interruption in the supply of diamonds from Russia or Angola could have a material adverse effect on the Company.

Rough Pricing

          Through its control of more than half of the value of the current world rough diamond output, the DTC can exert significant control over the pricing of rough and polished diamonds by adjusting the quantity and pricing of rough diamonds it supplies to the marketplace. Historically, the Company has been able to pass along such price increases to its customers. From time to time, however, the Company has absorbed these price increases in the short term to maintain an orderly pricing relationship with its customers. This has, in the past, caused temporary adverse effects on the Company’s earnings. A large rapid increase in rough diamond prices could materially adversely affect the Company’s revenues and operating margins if the increased cost of rough diamonds could not be passed along to its customers in a timely manner. Conversely, a significant decrease in the price of better quality rough diamonds could materially adversely affect the Company’s revenues, operating margins and inventory value.

Polished Pricing

          Any rapid decrease in the price of polished diamonds could have a material adverse effect on the Company in terms of inventory reserves, lower sales and lower margins.

Competition

          The polished and rough diamond business is highly competitive. A substantial number of cutters and polishers and traders, some of which the Company believes to be larger or to have greater financial resources than the Company, sell diamonds of all qualities to the Company’s customers.

Item 1B. Unresolved Staff Comments

          Not applicable.

Item 2. Properties

          In June 2003, the Company entered into a lease for 17,351 square feet of office space, a portion of which will be devoted to sales rooms, at 19 West 44th Street, New York City, for a term expiring September 30, 2019 at an annual rental rate of approximately $594,000 (subject to escalations). This location serves as the Company’s corporate headquarters.

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

Item 3. Legal Proceedings

          On May 25, 2006, the Company filed a complaint in the United States District Court for the Southern District of New York against Photoscribe Technologies, Inc. (“Photoscribe”). The complaint asserted infringement of the Company’s intellectual property rights by Photoscribe with respect to two of the Company’s patents (the “patents-in-suit”). The patents-in-suit have claims relating to methods of, and apparatus for, laser inscribing gemstones, as well as the inscribed gemstones themselves.

          On November 22, 2006, the Company amended its complaint against Photoscribe to include the Gemological Institute of America (the “GIA”) as a co-defendant. As of February 1996, the Company and the GIA entered into an exclusive United States inscription agreement (except for the Company’s own use) with respect to certain intellectual property, which is owned by the Company relating to certain laser inscription equipment and methods (the “Inscription Agreement”) and which includes the patents-in-suit. The GIA has purportedly terminated the Inscription Agreement as of July 31, 2006 under its terms. The GIA then began to commercially use Photoscribe equipment to inscribe gemstones, thus providing the basis to include the GIA in the suit. In addition to the same charges of patent infringement that were originally made against Photoscribe, the amended complaint also charges the GIA with breach of the exclusive license agreement prior to its purported termination and breach of a letter agreement by which GIA was to maintain the Company’s equipment that it had been using. The amended complaint further charges Photoscribe with tortious interference with the Company’s business relationship with the GIA.

On July 19, 2007, the Company filed a Second Amended Complaint which included Mr. David Benderly, President of Photoscribe, as an additional individual defendant, based on discovery during the case, which showed that Mr. Benderly controlled and directed the infringing activity of Photoscribe, and is thus personally liable for patent infringement. Further, the Second Amended Complaint charged Mr. Benderly with fraud based on a demonstration of Photoscribe equipment he gave in 2000 to counsel for the Company to show that the equipment did not infringe the Company's patents. However, discovery has indicated that he setup the machine for use during the demonstration to give the impression that the Photoscribe equipment could not operate to infringe the Company's patents when he knew that it could.

          In the Photoscribe-GIA-Benderly litigation the Company seeks injunctive relief, as well as damages, including inscription fees and lost profits based on lost sales and the value added to inscribed gemstones by reason of the use of infringing systems by Photoscribe and the GIA. The Company also seeks to recover damages it suffered as a result of Mr. Benderly’s fraud.

          GIA, Photoscribe and Benderly have answered the Second Amended Complaint and all deny liability for the charges made by the Company. GIA has also filed counterclaims alleging non-infringement, invalidity and unenforceability of the patents-in-suit. Further, GIA has asserted counterclaims for (i) breach of contract based on the allegation that the Company failed to provide operative equipment or to maintain the equipment and (ii) false marking for allegedly placing patent numbers on equipment that was not covered by the patents. GIA has additionally filed a counterclaim for equitable estoppel and implied license on the basis that the Company has submitted diamonds to GIA to be graded and these stones may be inscribed by GIA on Photoscribe equipment. The Company has moved to strike this defense. Further, the Company believes that the other counterclaims are without merit and will actively defend against them.

          Photoscribe and David Benderly allege counterclaims for non-infringement, invalidity and unenforceability of the patents-in-suit. Further, Photoscribe and Benderly have asserted a counterclaim which charges the Company with an antitrust violation under Section 2 of the Sherman Act for monopolizing the laser inscription market. The company will vigorously contest this counterclaim and the others as baseless.

          The Company intends to continue to pursue its Second Amended Complaint against Photoscribe, the GIA and Benderly, and to defend aggressively against their counterclaims. A trial date has been set for February 25, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Executive Officers of the Company

          The following table sets forth information regarding executive officers of the Company.

NAME	POSITION	AGE

Maurice Tempelsman	Chairman of the Board	78

Leon Tempelsman	Vice Chairman of the Board and President	51

William H. Moryto	Vice President and Chief Financial Officer	49

All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2006. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

          Maurice Tempelsman is the Chairman of the Board and a director of the Company and a general partner of Leon Tempelsman & Son (“LTS”), a partnership with interests in real estate, venture capital, investments and an ownership interest in the Company. He has held these positions since 1984. Maurice Tempelsman is the father of Leon Tempelsman.

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

          William H. Moryto has been Vice President and Chief Financial Officer since May 2000.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company’s common stock (par value $1 per share) is traded on the American Stock Exchange.

          Market prices and other information with respect to the Company’s common stock are hereby incorporated by reference to the Company’s Annual Report.

          The following table presents a summary of share repurchases made by the Company during the quarter ended May 31, 2007 under the Company’s share repurchase program authorized by our Board of Directors.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs

MARCH 2007	—	$—	—	$2,000,000
APRIL 2007	63,334	$8.07	63,334	$1,488,895
MAY 2007	—	$—	—	$1,488,895

	63,334	$8.07	63,334

          On April 11, 2007, the Board of Directors of the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2008, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million.

Item 6. Selected Financial Data

          Selected financial data are hereby incorporated by reference to the Company’s Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s discussion and analysis of financial condition and results of operations is hereby incorporated by reference to the Company’s Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          At May 31, 2007, the Company had borrowings totaling approximately $121.6 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow. International business represents a major portion of the Company’s revenues and profits. All purchases of rough diamonds worldwide are denominated in U.S. dollars. All of the Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by the Company’s subsidiary, Lazare Kaplan Japan Inc., which are denominated in Japanese yen. The functional currency for Lazare Kaplan Japan is the Japanese yen and, as of May 31, 2007 and 2006, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of Lazare Kaplan Japan in the amount of $(766,000) and $(425,000) respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

Item 8. Financial Statements and Supplementary Data

          (a) The following financial statements and supplementary data are hereby incorporated by reference to the Company’s Annual Report.

(i)	Report of BDO Seidman, LLP

(ii)	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2007.

(iii)	Consolidated Balance Sheets as at May 31, 2007 and May 31, 2006.

(iv)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 31, 2007.

(v)	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2007.

(vi)	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

          The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended May 31, 2007 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s internal controls over financial reporting during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

          None.

Part III

          Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference herein to the Company’s definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2007.

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

The audits referred to in our report dated August 28, 2007 relating to the consolidated financial statements of Lazare Kaplan International Inc., which are incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended May 31, 2007 included the audits of the financial statement schedule listed in the accompanying index for the years ended May 31, 2007, 2006 and 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended May 31, 2007, 2006 and 2005.

BDO Seidman, LLP
New York, NY

August 28, 2007

LAZARE KAPLAN INTERNATIONAL INC.

AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe	Deductions describe		Balance at end of period

YEAR ENDED MAY 31, 2007:

Allowance for doubtful accounts	$515,000	$358,000	$—	$(27,000	)(A)	$846,000

YEAR ENDED MAY 31, 2006:

Allowance for doubtful accounts	$360,000	$168,000	$—	$(13,000	)(A)	$515,000

YEAR ENDED MAY 31, 2005:

Allowance for doubtful accounts	$365,000	$59,000	$—	$(64,000	)(A)	$360,000

(A)	Amounts written off.

Item 15. Exhibits and Financial Statement Schedules (continued)

	(b)	Exhibits

(3)	Articles of Incorporation and Bylaws

(a)

Certificate of Incorporation, as amended - incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1987 filed with the Commission on August 26, 1987, as amended on January 14, 1988.

(b)

Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 1, 1990 - incorporated herein by reference to Exhibit (3)(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992 filed with the Commission on August 28, 1992.

(c)

Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 6, 1997 - incorporated by reference to Exhibit 4.1(a) (iii) to Company’s Registration Statement for the Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan on Form S-8 filed with the Commission on November 14, 1997.

(d)

Certificate of Designations of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on November 6, 1997 - incorporated by reference to Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8 filed with the Commission on November 14, 1997.

(e)

By-laws, as amended - incorporated herein by reference to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 filed with the Commission on August 25, 2005, as amended and restated through November 4, 2003.

	(f)	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 28, 2002.

	(g)	Amendments to By-laws – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2007.

(4)	Instruments defining the rights of security holders, including indentures

(a)

Amended and Restated Rights Agreement, dated as of April 24, 2007, between Lazare Kaplan International Inc. and Mellon Investor Services LLC, Rights Agent – incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2007.

(10)	Material Contracts

(a)

Lazare Kaplan International Inc. Amended and Restated 1988 Stock Option Incentive Plan - incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 5, 1990.

(b)

Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan - incorporated herein by reference to Exhibit A to the Company’s proxy statement for its Annual Meeting of Stockholders held on November 5, 1997 filed with the Commission on September 17, 1997.

	(c)	Form of Incentive Stock Option Agreement for options granted pursuant to the Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan - incorporated herein by reference to Exhibit 4.5(a) to the Company’s Registration Statement on Form S-8 filed with the Commission on November 14, 1997.

(d)

Form of Non-Qualified Stock Option Agreement for options granted pursuant to the Lazare Kaplan International Inc. 1997 Long Term Stock Incentive Plan - incorporated herein by reference to Exhibit 4.5(a) to the Company’s Registration Statement on Form S-8 filed with the Commission on November 14, 1997.

(e)

Revolving Credit Agreement, dated as of August 14, 2002, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders – incorporated herein by reference to exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002 filed with the Commission on August 28, 2002.

(f)

Cooperation Agreement, dated March 23, 1999 between the Company and AK Almazi Rossii Sakha - incorporated herein by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

(g)

Processing Agreement, dated as of February 20, 1999, between Pegasus Overseas Ltd. and a wholly-owned subsidiary of General Electric Company - incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999 filed with the Commission on August 27, 1999 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

(h)

Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc. – incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 filed with the Commission on August 28, 1997.

(i)

Stock Purchase Agreement by and between Fifth Avenue Group, LLC and the Company dated as of January 18, 2002 – incorporated by reference to Exhibit (w) to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2002.

(j)

Shareholders Agreement by and among Maurice Tempelsman, Leon Tempelsman and Fifth Avenue Group, LLC dated as of January 18, 2002 – incorporated herein by reference to Exhibit (x) to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2002.

(k)

Form of Irrevocable Proxy from Fifth Avenue Group, LLC to Maurice Tempelsman and Leon Tempelsman – incorporated herein by reference to Exhibit (y) to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2002.

(l)

Lease Agreement between EBS Forty-Fourth Property Associates LLC and Lazare Kaplan International Inc. dated June 6, 2003. – incorporated herein by reference to exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the Commission on August 26, 2003.

(m)

Amendment to the Revolving Credit Agreement, dated May 28, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders– incorporated herein by reference to exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed with the Commission on August 26, 2003.

(n)

Amendment to the Revolving Credit Agreement, dated November 24, 2003, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders – incorporated herein by reference to exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

(o)

Cooperation Agreement, dated January 9, 2004, between Lazare Kaplan International Inc. and NamGem Diamond Manufacturing Company (PTY) Ltd. and Namdeb Diamond Corporation (PTY) Ltd. (certain portions of this agreement have been omitted pursuant to a request for confidential treatment) – incorporated herein by reference to exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

(p)

Agreement dated April 29, 2004 between Lazare Kaplan International Inc. and Sociedade de Comercializacao de Diamantes de Angola, SARL (SODIAM) (certain portions of this agreement have been omitted pursuant to a request for confidential treatment) – incorporated herein by reference to exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

(q)

Amendment to the Revolving Credit Agreement, dated September 13, 2004, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders. – incorporated herein by reference to exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(r)

Amendment to the Revolving Credit Agreement, dated November 24, 2004, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders. – incorporated herein by reference to exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(s)

Amendment to the Revolving Credit Agreement, dated May 6, 2005, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders. – incorporated herein by reference to exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(t)

Amendment to the Revolving Credit Agreement, dated July 15, 2005, by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Bank Lenders. – incorporated herein by reference to exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(u)

Revolving Credit Agreement dated September 28, 2004 by and between Lazare Kaplan International, as Borrower and HSBC Bank USA, National Association, as Lender. – incorporated herein by reference to exhibit 10(ab) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(v)	Amended and Restated Credit Facility Agreement, dated December 1, 2004, between ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and Lazare Kaplan

International Inc. – incorporated herein by reference to exhibit 10(ac) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(w)

Amendment to the Leon Tempelsman Retirement Benefit Plan of Lazare Kaplan International Inc., effective as of March 1, 2005. – incorporated herein by reference to exhibit 10(ae) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(x)

William H. Moryto Retirement Benefit Plan of Lazare Kaplan International Inc., effective as of February 1, 2005. – incorporated herein by reference to exhibit 10(af) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Commission on August 25, 2005.

(y)

Credit Facility Letter Agreement, dated December 30, 2005, between Antwerpse Diamantbank NV and the Company. – incorporated herein by reference to exhibit 10(ag) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(z)

Credit Facility Letter Agreement, dated December 30, 2005, between Antwerpse Diamantbank NV and Lazare Kaplan Belgium, N.V. – incorporated herein by reference to exhibit 10(ah) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(aa)

Amendment to the Revolving Credit Agreement by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V and Bank Leumi USA, as Lenders, dated December 1, 2005. – incorporated herein by reference to exhibit 10(ai) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(ab)

Amendment, dated December 1, 2005, to the Revolving Credit Agreement by and between the Company, as Borrower and HSBC Bank USA, National Association, as Lender. – incorporated herein by reference to exhibit 10(aj) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(ac)

Amendment, dated December 1, 2005, to the Credit Facility Agreement among ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and the Company. – incorporated herein by reference to exhibit 10(ak) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(ad)

Limited Liability Company Agreement of Bellataire International LLC, executed by DI Bahamas Inc. and LKI Bahamas Ltd. dated as of November 30, 2005 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment). – incorporated herein by reference to exhibit 10(al) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(ae)

Amended and Restated Limited Liability Company Agreement of Bellataire LLC executed by the Company and Diamond Innovations, Inc. dated as of November 30, 2005 (certain portions of this agreement have been omitted pursuant to a request for confidential treatment). – incorporated herein by reference to exhibit 10(am) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended November 30, 2005, filed with the Commission on January 13, 2006.

(af)

Letter Agreement, dated as of November 30, 2005, from Diamond Innovations, Inc. to, and agreed to by, Pegasus Overseas Ltd., the Company, Bellataire International LLC, Bellataire LLC and Bellataire BVBA (certain portions of this agreement have been omitted pursuant to a request for confidential treatment).

(ag)	Second Amendment to Revolving Credit Agreement by and between the Company and HSBC Bank USA, National Association.

(ah)

Amendment to the Revolving Credit Agreement by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Lenders, dated April 13, 2007.

(ai)	Credit Facility Letter Agreement between the Company, as Borrower, and ABN AMRO Bank N.V., as Lender, dated April 13, 2007.

(13)	2006 Annual Report to Security Holders - incorporated herein by reference to the Company’s 2006 Annual Report to Stockholders to be filed with the Commission.

(14)

Code of Conduct for the President and senior financial officers of the Company – incorporated herein by reference to exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, filed with the Commission on August 27, 2004.

(21)	Subsidiaries

(23.1)	Consent of BDO Seidman, LLP (to be filed at a later date)

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)

Amended and restated Audit Committee Charter – incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the fiscal year ended May 31, 2004, filed with the Commission on October 7, 2004.

(99.2)	Financial statements of Bellataire, pursuant to Rule 3-09 of Regulation S-X (to be filed at a later date).

(99.3)	Financial Statements of Gulfdiam, pursuant to Rule 3-09 of Regulation S-X (to be filed at a later date)

(c)	Not applicable.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

		By	/s/ William H. Moryto

William H. Moryto, Vice President and Chief Financial Officer

Dated:	August 29, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice Tempelsman	Chairman of the	August 29, 2007
Board of Directors
(Maurice Tempelsman)

/s/ Leon Tempelsman	Vice Chairman of the	August 29, 2007
Board of Directors and
(Leon Tempelsman)	President (principal
executive officer)

/s/ Lucien Burstein	Director	August 29, 2007

(Lucien Burstein)

/s/ Richard A. Berenson	Director	August 29, 2007

(Richard A. Berenson)

/s/ Robert A. Del Genio	Director	August 29, 2007

(Robert A. Del Genio)

/s/ William H. Moryto	Vice President and	August 29, 2007
Chief Financial Officer
(William H. Moryto)	(principal financial
and accounting officer)