Form 10-Q
period 2007-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2007-10-12
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
AUGUST 31, 2007.

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

Yes	X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

     As of August 31, 2007, 8,259,300 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated statements of operations	3
	Three months ended August 31, 2007 and 2006

	Consolidated balance sheets	4
	August 31, 2007 and May 31, 2007

	Consolidated statements of cash flows	5
	Three months ended August 31, 2007 and 2006

	Notes to consolidated financial statements	6 - 12

Item 2.	Management's Discussion and Analysis of Financial	13 - 17
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signature		21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per share data)

	Three Months Ended
August 31, (unaudited)	2007	2006
Net sales	$102,593	$138,884
Cost of Sales	94,300	133,639
	8,293	5,245
Selling, general and administrative expenses	6,287	6,239
Equity in income of joint ventures	(75)	(293)
Interest expense, net of interest income	1,503	1,722
	7,715	7,668
Income / (loss) before income taxes	578	(2,423)
Income tax provision / (benefit)	158	(598)
NET INCOME / (LOSS)	$420	$(1,825)

EARNINGS / (LOSS) PER SHARE
Basic earnings / (loss) per share	$0.05	$(0.22)
Average number of shares outstanding during the period	8,259,300	8,197,259

Diluted earnings / (loss) per share	$0.05	$(0.22)
Average number of shares outstanding during the period assuming dilution	8,321,797	8,197,259

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 31,	May 31,
	(Unaudited)	(Audited)
	2007	2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,418	$7,869
Accounts and notes receivable, net	120,385	133,989
Inventories, net
Rough stones	18,755	14,300
Polished stones	93,897	97,767
Total inventories	112,652	112,067
Prepaid expenses and other current assets	7,736	10,750
Deferred tax assets-current	1,957	1,989
TOTAL CURRENT ASSETS	249,148	266,664
Other non-current assets, net	13,918	14,085
Deferred tax assets, net	9,408	9,534
	$272,474	$290,283

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$67,218	$75,690
Current Portion of long-term debt	73,050	85,536
TOTAL CURRENT LIABILITIES	140,268	161,226
Long-term debt	38,673	36,060
TOTAL LIABILITIES	178,941	197,286
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share:
Authorized 1,500,000 shares; no shares outstanding	—	—
Common stock, par value $1 per share
Authorized 12,000,000 shares; issued 8,946,845 at August and May 2007, respectively	8,947	8,947
Additional paid-in capital	63,090	63,090
Cumulative translation adjustment	(650)	(766)
Retained earnings	27,744	27,324
	99,131	98,595
Less treasury stock at cost; 687,545 shares at August and May 2007	(5,598)	(5,598)
TOTAL STOCKHOLDERS' EQUITY	93,533	92,997
	$272,474	$290,283

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Three months ended August 31, (unaudited)	2007	2006

Cash Flows From Operating Activities:
Net income / (loss)	$420	$(1,825)
Adjustments to reconcile net income to net cash
provided by / (used in) operating activities:
Depreciation and amortization	392	370
Provision for uncollectible accounts	(9)	67
Compensation expense - noncash	—	31
Deferred income taxes	158	(622)
Changes in operating assets and liabilities:
Accounts receivable	13,613	(20,978)
Rough and Polished inventories	(585)	6,689
Prepaid expenses and other current assets	3,014	(3,074)
Other assets	(176)	(144)
Accounts payable and other current liabilities	(8,472)	(3,160)
Net cash provided by / (used in) operating activities	8,355	(22,646)

Cash Flows From Investing Activities:
Capital expenditures	(49)	(203)
Net cash used in investing activities	(49)	(203)

Cash Flows From Financing Activities:
Increase / (decrease) in borrowings	(9,873)	21,035
Proceeds from exercise of stock options	—	4
Net cash provided by / (used in) financing activities	(9,873)	21,039

Effect of foreign currency translation adjustment	116	(150)
Net decrease in cash and cash equivalents	(1,451)	(1,960)
Cash and cash equivalents at beginning of period	7,869	8,160
Cash and cash equivalents at end of period	$6,418	$6,200

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Interim Financial Reporting

     This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2007 and 2006 and its financial position as of August 31, 2007.

     The balance sheet at May 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2007. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year. In this discussion, the years “2008” and “2007” refer to the fiscal years ended May 31, 2008 and May 31, 2007, respectively.

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

     The Company has a technical cooperation agreement with an entity responsible for the development and marketing of diamonds produced in Angola. Pursuant to this agreement the Company has established a joint buying and rough diamond trading operation for diamonds sourced in the Angolan informal sector. During the third fiscal quarter of 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector. Through the first fiscal quarter 2007 Angolan formal sector buying and selling operations were conducted by the Company with the Company taking title to the diamonds upon acquisition in Angola and assuming responsibility for risk of loss. Sales by the Company were recorded at their gross invoice value. Profits in excess of operating and rough acquisition costs as defined are allocated between parties with such costs classified as cost of sales by the Company.

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

3.    Stock Incentive Plans

     In the quarter ended August 31, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) focuses primarily on accounting for transactions in which the Company obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period.

     A summary of the Plans’ activity for the period ended August 31, 2007 is as follows:

			Weighted average
	Number	Weighted	remaining
	of	average price	contractual life	Aggregate
	shares	per share	remaining	intrinsic value
Outstanding - May 31, 2007	926,451 *	$8.29
Options expired/cancelled	—	$—
Options issued	—	$—
Options exercised	—	$—
Outstanding - August 31, 2007	926,451	$8.29

Non-vested	100,000	$7.77	7.70	$93,000
Vested	826,451	$8.36	4.12	$284,829
Total	926,451 *	$8.29	4.51	$377,829

* Includes 190,000 warrants of which 90,000 are vested and 100,000 will vest upon meeting certain contigent conditions.

As of August 31, 2007 there was no unrecognized compensation costs related to non-vested awards.

4.    Taxes

     Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2007 is approximately $12.2 million less a valuation allowance of approximately $0.9 million resulting in a net deferred tax asset of $11.3 million.

     At August 31, 2007 the Company has available U.S. net operating loss carryforwards of $28.9 million, which expire as follows (in thousands):

Net Operating
Year	Losses
2019	$8,690
2020	298
2021	120
2022	10,190
2023	25
2026	4,066
2027	5,509
$28,898

     The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes “(FIN 48) effective June 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows was immaterial.

     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

     The Company and its subsidiaries file income tax returns in international jurisdictions in addition to U.S. federal, state and local income tax jurisdictions. Based upon the statute of limitations the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to fiscal 2003.

5.    Earnings Per Share

     Basic and diluted earnings per share are computed in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings per Share." Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share include the impact of dilutive stock options.

	Three Months Ended
August 31, (unaudited)	2007	2006

Average number of shares outstanding
during the period	8,259,300	8,197,259

Effect of dilutive stock options	62,497	—

Average number of shares outstanding
during the period assuming dilution	8,321,797	8,197,259

6.    Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended August 31, 2007 and 2006, total comprehensive income / (loss) was $0.5 million and ($ 2.0) million, respectively.

7.    Lines of Credit

     The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of August 31, 2007 the balance outstanding under both lines was $47.0 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

     The Company has a $35.0 million long-term unsecured, committed revolving loan agreement and a $10.0 million unsecured, uncommitted credit agreement. The Company may borrow under the committed facility (including up to $1.0 million under letters of credit, $0.7 million issued at August 31, 2007) through December 1, 2008. The loan term may be extended in one-year increments commencing November 30, 2007, subject to the consent of the lending banks. Borrowings under both agreements bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of these facilities are available for working capital purposes. The loan agreements contain certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of August 31, 2007, the balance outstanding under both facilities was $41.0 million.

     The Company maintains an additional unsecured, committed revolving loan agreement with a bank. At August 31, 2007, the maximum amount available under the facility was $20.0 million. The facility is set to expire on June 30, 2008 with the maximum borrowing limit permitted under the facility scheduled to reduce by $1.0 million per month at the end of September, October and November 2007, with further reductions of $7.0 million on December 31, 2007 and $5.0 million on each of March 31, 2008 and June 30, 2008. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $20.0 million at August 31, 2007.

     A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese yen (approximately $4.3 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2008. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of August 31, 2007, the balance outstanding under this facility was $3.7 million U.S. dollars.

     Long-term debt of $38.7 million outstanding at August 31, 2007 is scheduled to be repaid in the fiscal year ended May 31, 2009. At August 31, 2007, the Company was in compliance with its debt covenants.

     The Company guarantees a portion of certain indebtedness ($1.4 million at August 31, 2007) relating to a joint diamond cutting and polishing operation in South Africa. The fair value of the guarantee is immaterial.

     The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.    Transactions with related parties

     A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three months ended August 31, 2007 and 2006 was $0.1 million and $0.2 million, respectively.

9.    Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended August 31, 2007 and 2006 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Three months ended August 31, 2007
Net sales to unaffiliated customers	$25,036	$73,029	$823	$3,705	$-	$102,593
Transfers between geographic areas	36,863	58	34,984		(71,905)	-
Total revenue	$61,899	$73,087	$35,807	$3,705	$(71,905)	$102,593
Gross Profit	$4,938	$439	$2,012	$904	$-	$8,293
Income/(loss) before income taxes	$(1,597)	$(299)	$2,463	$11	$-	$578
Identifiable assets at August 31, 2007	$132,117	$89,138	$42,668	$8,598	$(47)	$272,474

Three months ended August 31, 2006
Net sales to unaffiliated customers	$22,847	$110,405	$1,487	$4,145	$-	$138,884
Transfers between geographic areas	30,475		77,252		(107,727)	-
Total revenue	$53,322	$110,405	$78,739	$4,145	$(107,727)	$138,884
Gross Profit	$3,684	$505	$82	$974	$-	$5,245
Income/(loss) before income taxes	$(2,693)	$(165)	$349	$86	$-	$(2,423)
Identifiable assets at August 31, 2006	$173,253	$75,855	$21,641	$8,952	$(54)	$279,647

Revenue and gross profit for the three months ended August 31, 2007 and 2006 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended August 31, 2007
Net Sales	$33,882	$68,711	$102,593
Gross Profit	$4,052	$4,241	$8,293

Three months ended August 31, 2006
Net Sales	$33,043	$105,841	$138,884
Gross Profit	$3,857	$1,388	$5,245

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

     This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

Overview

     The Company is engaged in the cutting, polishing and selling of branded and non-branded (“commercial”) diamonds. The Company’s premier product line is comprised of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds®". Ideally proportioned diamonds are distinguished from non-ideal cut diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. The Company’s domestic manufacturing facility, located in Puerto Rico, is believed by the Company to be among the largest diamond cutting facilities in the United States. In addition, through various cooperative agreements, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and retail jewelers. Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

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

     The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola. Informal sector rough diamond buying from this operation commenced during the first fiscal quarter of 2005. During the third fiscal quarter of 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector. During the second fiscal quarter of 2007, Angolan formal sector operations were transferred to separate joint venture companies. The

Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration and development through various additional joint ventures.

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

     During September 2006, the Company and the Overseas Private Investment Corporation, an independent agency of the United States Government (“OPIC”) signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia. Pursuant thereto, a subsidiary of the Company and OPIC entered into a financing agreement in February 2007. The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations. Pending a satisfactory outcome of these negotiations and subject to various conditions precedent under the financing agreement, the Company anticipates initial borrowing under the facility to commence during fiscal 2008.

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

     The Company continues its efforts to develop additional sources of rough diamonds, including potential opportunities in Africa.

     Through February 2009, the Company’s wholly-owned subsidiary, Pegasus Overseas Ltd. (“POL”) has an exclusive agreement with Diamond Innovations Inc. (“DI”) under which POL will market natural diamonds that have undergone a new high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. POL sells diamonds that have undergone the HPHT process under the Bellataire® brand name.

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

Results of Operations

Net Sales

     Net sales for the three months ended August 31, 2007 were $102.6 million as compared to $138.9 million in the prior year period.

     Polished diamond revenue for the three month period ended August 31, 2007 was $33.9 million as compared to $33.0 million in the comparable prior year period. The increase reflects higher sales of branded diamonds, partially offset by lower sales of fine cut commercial diamonds. The overall increase of 2.5% in polished diamond sales reflects a continuation of cautious buying patterns on the part of the Company’s retail and wholesale customers in light of uncertain consumer demand.

     Rough diamond sales were $68.7 million for the three months ended August 31, 2007 as compared to $105.8 million for the prior year period. The decrease in rough diamond sales reflects the transfer of formal sector Angolan rough diamond buying and trading operations to a formal joint venture which the Company accounts for on the equity method.

Gross Profit

     Gross Margin on net polished sales for the three months ended August 31, 2007 was 12.0% as compared to 11.7% for the prior year period. The increase in polished gross margin reflects a shift in sales mix whereby a higher percentage of polished sales were comprised of branded diamonds which typically carry a higher gross margin than commercial diamonds. Additionally, polished gross margin reflects reduced revenue and margin from laser inscription fees (see “Legal Proceedings”).

     Rough diamond gross margin for the three months ended August 31, 2007 was 6.2% compared to 1.3% in the comparable prior year periods. Increased rough gross margins reflect improving market conditions for certain categories of diamonds which the Company chooses to sell in rough form and improved buying conditions in the Angolan informal sector.

     As a result of the foregoing, overall gross margin percentage during the three month period ended August 31, 2007 was 8.1% as compared to 3.8% in the prior year period.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended August 31, 2007 were $6.3 million as compared to $6.2 million for the prior year. The increase in selling, general and administrative expense for the three months ended August 31, 2007 reflects increased legal costs associated with litigation the Company initiated to protect certain of its intellectual property rights offset by a reduction in personnel and related costs.

Equity in Income of Joint Ventures

     The Company is an equity owner in several joint venture companies relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company’s combined share of income from these joint venture operations for the three months ended August31, 2007 was $0.1 million as compared to $0.3 million for the prior year period.

Interest Expense

     Net interest expense for the three months ended August 31, 2007 was $1.5 million as compared to $1.7 million in the prior year. The decrease for the three months ended August 31, 2007 reflects lower net borrowing levels partially offset by higher interest rates compared to the prior year period.

Income Tax

     The Company’s effective tax rate for the nine months ended August 31, 2007 was 27.3% as compared to 24.7% for the prior year period. The year-to-date increase is primarily attributable to an increase in the percentage of income applicable to higher tax rate jurisdictions.

Liquidity and Capital Resources

     The Company generated $8.4 million of cash flow from operations during the three months ended August 31, 2007. The Company's working capital at August 31, 2007 was $108.9 million as compared to $105.4 million at May 31, 2007.

     The Company maintains a long-term unsecured, revolving credit facility that it utilizes for general working capital purposes in the amount of $45.0 million. In addition, the Company has a 520 million Yen denominated facility that is used in support of its operations in Japan. The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

     The Company also maintains an additional $20.0 million unsecured, committed, revolving credit facility and $70.0 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs.

Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

     Stockholders' equity was $93.5 million at August 31, 2007 as compared to $93.0 million at May 31, 2007. No dividends were paid to stockholders during the three ended August 31, 2007.

     The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.

New Pronouncements

     The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes “(FIN 48) effective June 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows was immaterial.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its financial position, results of operations and cash flows.

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“ SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position, results of operations and cash flows.

Transactions with related parties

     A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three months ended August 31, 2007 and 2006 was $0.1 million and $0.2 million, respectively.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

     At August 31, 2007, the Company had borrowings totaling approximately $111.7 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

Item 4.	Controls and Procedures.

     As of August 31, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2007. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting

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

     Photoscribe and David Benderly allege counterclaims for non-infringement, invalidity and unenforceability of the patents-in-suit. Further, Photoscribe and Benderly have asserted a counterclaim which charges the Company with an antitrust violation under Section 2 of the Sherman Act for monopolizing the laser inscription market. The antitrust claim has been bifurcated from the main case and may be considered separately after the main case is decided. The company will vigorously contest this counterclaim and the others as baseless.

     The Company intends to continue to pursue its Second Amended Complaint against Photoscribe, the GIA and Benderly, and to defend aggressively against their counterclaims. A trial date has been set for February 25, 2008.

On September 1, 2006, Fifth Avenue Group, LLC (“Fifth Avenue”), a stockholder of the Company, filed a Complaint for a Declaratory Judgment and Other Relief in the Supreme Court of the State of New York, County of New York, against the Company and Mellon Investor Services. The Complaint seeks a declaratory judgment that 1,180,000 shares of the Company’s stock purchased by Fifth Avenue from the Company in a private sale in January 2002 are not “restricted stock” pursuant to Rule 144(k) of the Securities Exchange Act of 1934 and that any subsequent purchaser of such shares would not be subject to an irrevocable proxy granted to Messrs. Maurice and Leon Tempelsman by Fifth Avenue in connection with the private sale. The Company intends to vigorously pursue all defenses and counterclaims available to it.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchase of Equity Securities

     On April 11, 2007, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2008, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million. The Company made no market purchases during the three months ended August 31, 2007.

Item 5.	Other Information

     As noted above under the section “Legal Proceedings” the GIA has purported to terminate the Inscription Agreement with the Company as of July 31, 2006.

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

Dated: October 12, 2007