Form 10-Q
period 2007-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2008-01-15
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
NOVEMBER 30, 2007.

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

Yes    X              No____

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ____           No    X

          As of December 31, 2007, 8,250,428 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated statements of operations	3
	Three and six months ended November 30, 2007 and 2006

	Consolidated balance sheets	4
	November 30, 2007 and May 31, 2007

	Consolidated statements of cash flows	5
	Six months ended November 30, 2007 and 2006

	Notes to consolidated financial statements	6 - 13

Item 2.	Management's Discussion and Analysis of Financial	14 - 18
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signature		23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per share data)

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2007	2006	2007	2006
Net sales	$90,528	$94,411	$193,121	$233,295
Cost of Sales	84,179	89,482	178,479	223,121
	6,349	4,929	14,642	10,174
Selling, general and administrative expenses	6,948	6,831	13,235	13,070
Equity in income of joint ventures	(2,486)	(907)	(2,561)	(1,200)
Interest expense, net of interest income	1,501	1,548	3,004	3,270
	5,963	7,472	13,678	15,140
Income / (loss) before income taxes	386	(2,543)	964	(4,966)
Income tax provision / (benefit)	95	(1,180)	253	(1,778)
NET INCOME / (LOSS)	$291	$(1,363)	$711	$(3,188)

EARNINGS / (LOSS) PER SHARE
Basic earnings / (loss) per share	$0.04	$(0.17)	$0.09	$(0.39)
Average number of shares outstanding during the period	8,257,082	8,197,634	8,258,033	8,197,420

Diluted earnings / (loss) per share	$0.03	$(0.17)	$0.09	$(0.39)
Average number of shares outstanding during the period
assuming dilution	8,337,818	8,197,634	8,329,649	8,197,420

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 30,	May 31,
	(Unaudited)	(Audited)
	2007	2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,116	$7,869
Accounts and notes receivable, net	108,495	133,989
Inventories, net
Rough stones	23,693	14,300
Polished stones	89,931	97,767
Total inventories	113,624	112,067
Prepaid expenses and other current assets	6,308	10,750
Deferred tax assets-current	1,938	1,989
TOTAL CURRENT ASSETS	234,481	266,664
Other non-current assets, net	15,913	14,085
Deferred tax assets, net	9,332	9,534
	$259,726	$290,283

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$69,843	$75,690
Current Portion of long-term debt	57,786	85,536
TOTAL CURRENT LIABILITIES	127,629	161,226
Long-term debt	38,073	36,060
TOTAL LIABILITIES	165,702	197,286
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share:
Authorized 1,500,000 shares; no shares outstanding	-	-
Common stock, par value $1 per share
Authorized 12,000,000 shares; issued 8,946,845
at November and May 2007, respectively	8,947	8,947
Additional paid-in capital	63,090	63,090
Cumulative translation adjustment	(379)	(766)
Retained earnings	28,035	27,324
	99,693	98,595
Less treasury stock at cost; 696,417 and 687,545 shares at
November 2007 and May 2007, respectively	(5,669)	(5,598)
TOTAL STOCKHOLDERS' EQUITY	94,024	92,997
	$259,726	$290,283

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Six months ended November 30, (unaudited)	2007	2006

Cash Flows From Operating Activities:
Net income / (loss)	$711	$(3,188)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	788	754
Provision for uncollectible accounts	(6)	166
Compensation expense - noncash	-	62
Deferred income taxes	253	(1,808)
Changes in operating assets and liabilities:
Accounts receivable	25,500	(2,014)
Rough and Polished inventories	(1,557)	10,801
Prepaid expenses and other current assets	4,442	1,481
Other assets	(2,512)	(2,797)
Accounts payable and other current liabilities	(5,847)	(3,213)
Net cash provided by operating activities	21,772	244

Cash Flows From Investing Activities:
Capital expenditures	(104)	(448)
Net cash used in investing activities	(104)	(448)

Cash Flows From Financing Activities:
Increase / (decrease) in borrowings	(25,737)	4,644
Purchase of treasury stock	(71)	-
Proceeds from exercise of stock options	-	4
Net cash provided / (used) by financing activities	(25,808)	4,648

Effect of foreign currency translation adjustment	387	(121)
Net increase / (decrease) in cash and cash equivalents	(3,753)	4,323
Cash and cash equivalents at beginning of period	7,869	8,160
Cash and cash equivalents at end of period	$4,116	$12,483

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Interim Financial Reporting

          This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and six months ended November 30, 2007 and 2006 and its financial position as of November 30, 2007.

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

          A summary of the Plans’ activity for the period ended November 30, 2007 is as follows:

				Weighted average
			Weighted	remaining
	Number of		average price	contractual life	Aggregate
	shares		per share	remaining	intrinsic value
Outstanding - May 31, 2007	926,451	*	$8.29
Options expired/cancelled	-		$-
Options issued	-		$-
Options exercised	-		$-
Outstanding - November 30, 2007	926,451		$8.29

Non-vested	100,000		$7.77	7.70	$93,000
Vested	826,451		$8.36	4.12	$284,829
Total	926,451	*	$8.29	4.51	$377,829

*	Includes 190,000 warrants of which 90,000 are vested and 100,000 will vest upon meeting certain contigent conditions.

As of November 30, 2007 there was no unrecognized compensation costs related to non-vested awards.

4.          Taxes

          Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of November 30, 2007 is approximately $12.2 million less a valuation allowance of approximately $0.9 million resulting in a net deferred tax asset of $11.3 million.

          At November 30, 2007 the Company has available U.S. net operating loss carryforwards of $28.9 million, which expire as follows (in thousands):

Net Operating
Year	Losses
2019	$8,690
2020	298
2021	120
2022	10,190
2023	25
2026	4,066
2027	5,509
$28,898

          The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective June 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows was immaterial.

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

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2007	2006	2007	2006

Average number of shares outstanding
during the period	8,257,082	8,197,634	8,258,033	8,197,420

Effect of dilutive stock options	80,736	-	71,616	-

Average number of shares outstanding
during the period assuming dilution	8,337,818	8,197,634	8,329,649	8,197,420

          On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,872 shares to treasury stock at an average cost of $8.06 per share.

6.          Comprehensive Income

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended November 30, 2007 and 2006, total comprehensive income / (loss) was $562,000 and ($1,334,000), respectively. For the six months ended November 30, 2007 and 2006, total comprehensive income / (loss) was $1,098,000 and ($3,309,000), respectively.

7.          Lines of Credit

          The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of November 30, 2007 the balance outstanding under both lines was $44.8 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

          The Company has a $35.0 million long-term unsecured, committed revolving loan agreement and a $10.0 million unsecured, uncommitted credit agreement. The Company may borrow under the committed facility (including up to $1.0 million under letters of credit, $0.7 million issued at November 30, 2007) through December 1, 2008. The loan term may be extended in one-year increments commencing November 30, 2007, subject to the consent of the lending banks. Borrowings under both agreements bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of these facilities are available for working capital purposes. The loan agreements contain certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of November 30, 2007, the balance outstanding under both facilities was $31.0 million.

          The Company maintains an additional unsecured, committed revolving loan agreement with a bank. At November 30, 2007, the maximum amount available under the facility was $17.0 million. The facility is set to expire on June 30, 2008 with the maximum borrowing limit permitted under the facility scheduled to reduce by $7.0 million on December 31, 2007, with further reductions of $5.0 million on each of March 31, 2008 and June 30, 2008. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $17.0 million at November 30, 2007.

          A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese yen (approximately $4.7 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2008. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of November 30, 2007, the balance outstanding under this facility was $3.1 million U.S. dollars.

          Long-term debt of $38.1 million outstanding at November 30, 2007 is scheduled to be repaid in the fiscal year ended May 31, 2009. At November 30, 2007, the Company was in compliance with its debt covenants.

          The Company guarantees a portion of certain indebtedness ($1.7 million at November 30, 2007) relating to a joint diamond cutting and polishing operation in South Africa. The Company also guarantees a portion of debt related to a joint Angolan rough trading operation ($ 22.5 million at November 30, 2007). The fair value of the guarantees is immaterial.

          The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.          Transactions with related parties

          A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and six months ended November 30, 2007 was $0.1 million and $0.2 million, respectively, as compared to $0.4 million and $0.6 million, respectively, for the comparable prior year periods.

9.          Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended November 30, 2007 and 2006 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Three months ended November 30, 2007
Net sales to unaffiliated customers	$27,296	$57,485	$1,361	$4,386	$-	$90,528
Transfers between geographic areas	24,603	-	29,312	-	(53,915)	-
Total revenue	$51,899	$57,485	$30,673	$4,386	$(53,915)	$90,528
Gross Profit	$3,809	$429	$1,070	$1,028	$13	$6,349
Income/(loss) before income taxes	$(2,790)	$(310)	$3,337	$136	$13	$386

Three months ended November 30, 2006
Net sales to unaffiliated customers	$27,344	$64,083	$(1,487)	$4,471	$-	$94,411
Transfers between geographic areas	24,471	-	36,966	-	(61,437)	-
Total revenue	$51,815	$64,083	$35,479	$4,471	$(61,437)	$94,411
Gross Profit	$2,407	$393	$1,138	$991	$-	$4,929
Income/(loss) before income taxes	$(4,130)	$(322)	$1,973	$(64)	$-	$(2,543)

Revenue and gross profit for the three months ended November 30, 2007 and 2006 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended November 30, 2007
Net Sales	$43,032	$47,496	$90,528
Gross Profit	$4,076	$2,273	$6,349

Three months ended November 30, 2006
Net Sales	$41,475	$52,936	$94,411
Gross Profit	$2,689	$2,240	$4,929

9.          Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the six months ended November 30, 2007 and 2006 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Six months ended November 30, 2007
Net sales to unaffiliated customers	$52,332	$130,514	$2,184	$8,091	$-	$193,121
Transfers between geographic areas	61,466	58	64,296	-	(125,820)	-
Total revenue	$113,798	$130,572	$66,480	$8,091	$(125,820)	$193,121
Gross Profit	$8,747	$868	$3,082	$1,932	$13	$14,642
Income/(loss) before income taxes	$(4,387)	$(609)	$5,800	$147	$13	$964
Identifiable assets at November 30, 2007	$154,028	$74,629	$21,692	$9,413	$(36)	$259,726

Six months ended November 30, 2006
Net sales to unaffiliated customers	$50,191	$174,488	$-	$8,616	$-	$233,295
Transfers between geographic areas	54,946	-	114,218	-	(169,164)	-
Total revenue	$105,137	$174,488	$114,218	$8,616	$(169,164)	$233,295
Gross Profit	$6,091	$898	$1,220	$1,965	$-	$10,174
Income/(loss) before income taxes	$(6,823)	$(487)	$2,322	$22	$-	$(4,966)
Identifiable assets at November 30, 2006	$171,157	$58,295	$22,835	$9,666	$(53)	$261,900

Revenue and gross profit for the six months ended November 30, 2007 and 2006 classified by product were as follows (in thousands):

	Polished	Rough	Total

Six months ended November 30, 2007
Net Sales	$76,914	$116,207	$193,121
Gross Profit	$8,128	$6,514	$14,642

Six months ended November 30, 2006
Net Sales	$74,518	$158,777	$233,295
Gross Profit	$6,546	$3,628	$10,174

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

          The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. The Diamond Trading Company (“DTC”) is the world’s largest rough diamond selling organization. The DTC periodically appoints clients – known as ‘Sightholders’ – who are among the world’s leading diamantaires, and are carefully chosen for their ability to add value to the diamonds sold by the DTC. The Company has been a client of the DTC for approximately 60 years. The Company was recently re-appointed as a Sightholder. The Company supplements its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola. Informal sector rough diamond buying from this operation commenced during the first fiscal quarter of 2005. During the third fiscal quarter of 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector. During the second fiscal quarter of 2007, Angolan formal sector operations were transferred to separate joint venture companies. The Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration and development through various additional joint ventures.

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

Results of Operations

Net Sales

          Net sales for the three and six months ended November 30, 2007 were $90.5 million and $193.1 million, respectively, as compared to $94.4 million and $233.3 million for the prior year periods.

          Polished diamond revenue for the three and six months ended November 30, 2007 were $43.0 million and $76.9 million, respectively, as compared to $41.5 million and $74.5 million for the prior year periods. The current quarter reflects increased sales in both branded diamonds and fine cut commercial diamonds. The year to date increase reflects increased sales of branded diamonds partially offset by lower sales of fine cut commercial diamonds.

          Rough diamond sales were $47.5 million and $116.2 million for the three and six months ended November 30, 2007, as compared to $52.9 million and $158.8 million for the comparable prior year periods. The decrease in rough diamond sales for the six months ended November 30, 2007 primarily reflects the transfer of formal sector Angolan rough diamond buying and trading operations, during the second fiscal quarter of 2007, to a formal joint venture which the Company accounts for on the equity method. The decrease in rough diamond sales for the three months ended November 30, 2007 primarily reflects lower activity in the informal Angolan rough trading operation as compared to the prior year period.

Gross Profit

          Gross Margin on net polished sales for the three and six months ended November 30, 2007 was 9.5% and 10.6%, respectively, as compared to 6.5% and 8.8% for the prior year periods. The increase in polished gross margin reflects a shift in sales mix toward branded diamonds which typically carry a higher gross margin as compared to fine cut commercial diamonds and efforts on the part of the Company to pass through to customers higher rough diamond costs. Polished gross margin for the six months ended November 30, 2007 reflects reduced revenue and margin derived from laser inscription fees (see “Legal Proceedings”).

          Rough gross margin during the three and six month period ended November 30, 2007 was 4.8% and 5.6%, respectively, as compared to 4.2% and 2.3% in the prior year periods. The increase in rough gross margin during the three and six months ended November 30, 2007 reflects favorable rough market conditions in goods which the Company typically trades.

          As a result of the foregoing, overall gross margin percentage during the three and six month period ended November 30, 2007 was 7.0% and 7.6%, respectively, as compared to 5.2% and 4.4% in the prior year periods.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the three and six months ended November 30, 2007 were $6.9 and $13.2 million, respectively, as compared to $6.8 and $13.1 million for the same periods in the prior year. The increase in selling, general and administrative expense for the three and six months ended November 30, 2007 reflects increased legal costs associated with litigation the Company initiated to protect certain of its intellectual property rights partially offset by a reduction in advertising and related costs.

Equity in (Income) / Loss of Joint Ventures

          The Company is an equity owner in several joint venture Companies relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company’s combined share of net income from these joint venture operations for the three and six months ended November 30, 2007 was $2.5 million and $2.6 million, respectively, as compared to $0.9 million and $1.2 million for the prior year periods.

Interest Expense

          Net interest expense for the three and six months ended November 30, 2007 was $1.5 and $3.0 million, respectively, as compared to $1.5 million and $3.3 million for the same periods in the prior year. The decrease for the six months ended November 30, 2007 primarily reflects lower net borrowing levels as compared to the prior year periods.

Income Tax

          The Company’s effective tax rate for the six months ended November 30, 2007 was 26.2% as compared to 35.8% for the prior year. The year-to-date decrease is primarily attributable to an increase in the percentage of income applicable to lower tax rate jurisdictions.

Liquidity and Capital Resources

          The Company generated cash flow from operations of $ 13.4 million and $21.8 million during the three and six months ended November 30, 2007. The Company's working capital at November 30, 2007 was $106.9 million as compared to $105.4 million at May 31, 2007.

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

          The Company also maintains an additional $17.0 million unsecured, committed, revolving credit facility and $80.0 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs.

Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

          Stockholders' equity was $94.0 million at November 30, 2007 as compared to $93.0 million at May 31, 2007. No dividends were paid to stockholders during the six months ended November 30, 2007.

          On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,872 shares to treasury stock at an average cost of $8.06 per share.

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

Transactions with related parties

          A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and six months ended November 30, 2007 was $0.1 million and $0.2 million, respectively, as compared to $0.4 million and $0.6 million for the comparable prior year periods.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

          At November 30, 2007, the Company had borrowings totaling approximately $95.9 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flows and movements in interest rates.

Item 4.          Controls and Procedures.

          As of November 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2007. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

(c)                        Issuer Purchase of Equity Securities

          On April 11, 2007, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2008, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million. On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,872 shares to treasury stock at an average cost of $8.06 per share.

Maximum
			Total Number of	Dollar Value
	Total		Shares Purchased	that May Yet
	Number of	Average	as Part of Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Programs
Sep-07	-	$-	-
Oct-07	-	$-	-
Nov-07	8,872	$8.06	8,872
Total	8,872	$8.06	8,872	$1,928,493

Item 5.          Other Information

          As noted above under the section “Legal Proceedings” the GIA has purported to terminate the Inscription Agreement with the Company as of July 31, 2006.

Item 6.          Exhibits and Reports on Form 8-K

(a)	Exhibits

(31)	Rule 13a – 14(a) / 15d – 14 (a) Certifications

(32)	Section 1350 Certifications

(b)	Reports on Form 8-K
1) Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By /s/ William H. Moryto
    William H. Moryto
     Vice President and
    Chief Financial Officer

Dated: January 14, 2008