Form 10-Q
period 2008-02-29
LAZARE KAPLAN INTERNATIONAL INC
filed 2008-04-14
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2728690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

19 West 44th Street, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

Yes                        No      X

          As of March 31, 2008, 8,252,679 shares of the registrant's common stock were outstanding.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated statements of operations	3
	Three and nine months ended February 29, 2008 and February 28, 2007

	Consolidated balance sheets	4
	February 29, 2008 and May 31, 2007

	Consolidated statements of cash flows	5
	Nine months ended February 29, 2008 and February 28, 2007

	Notes to consolidated financial statements	6 - 14

Item 2.	Management's Discussion and Analysis of Financial	15 - 20
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	20

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits and Reports on Form 8-K	24

Signature		25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per share data)

	Three Months Ended		Nine Months Ended
February 29 and 28, (unaudited)	2008	2007	2008	2007
Net sales	$82,169	$104,257	$275,290	$337,552
Cost of Sales	73,873	96,980	252,352	320,101
	8,296	7,277	22,938	17,451
Other Income	4,700	-	4,700	-
	12,996	7,277	27,638	17,451
Selling, general and administrative expenses	9,735	5,777	22,970	18,847
	3,261	1,500	4,668	(1,396)
Interest expense, net of interest income	(1,120)	(1,754)	(4,124)	(5,024)
Equity in income of joint ventures	2,295	361	4,856	1,561
Income / (loss) before income taxes	4,436	107	5,400	(4,859)
Income tax provision / (benefit)	1,127	49	1,380	(1,729)
NET INCOME / (LOSS)	$3,309	$58	$4,020	$(3,130)

EARNINGS / (LOSS) PER SHARE
Basic earnings / (loss) per share	$0.40	$0.01	$0.49	$(0.38)
Average number of shares outstanding during the period	8,251,616	8,197,634	8,256,227	8,197,484

Diluted earnings / (loss) per share	$0.40	$0.01	$0.48	$(0.38)
Average number of shares outstanding during the period
assuming dilution	8,354,742	8,390,159	8,338,347	8,197,484

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	February 29,	May 31,
	(Unaudited)	(Audited)
	2008	2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$7,147	$7,869
Accounts and notes receivable, net	95,771	133,989
Inventories, net
Rough stones	20,480	14,300
Polished stones	86,833	97,767
Total inventories	107,313	112,067
Prepaid expenses and other current assets	4,716	10,750
Deferred tax assets-current	1,728	1,989
TOTAL CURRENT ASSETS	216,675	266,664
Other non-current assets, net	17,779	14,085
Deferred tax assets, net	8,489	9,534
	$242,943	$290,283

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$56,044	$75,690
Current Portion of long-term debt	52,148	85,536
TOTAL CURRENT LIABILITIES	108,192	161,226
Long-term debt	37,213	36,060
TOTAL LIABILITIES	145,405	197,286
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share:
Authorized 1,500,000 shares; no shares outstanding	-	-
Common stock, par value $1 per share
Authorized 12,000,000 shares; issued 8,948,845 and 8,946,845
at Februay 2008 and May 2007, respectively	8,949	8,947
Additional paid-in capital	63,104	63,090
Cumulative translation adjustment	(190)	(766)
Retained earnings	31,344	27,324
	103,207	98,595
Less treasury stock at cost; 696,166 and 687,545 shares at
February 2008 and May 2007, respectively	(5,669)	(5,598)
TOTAL STOCKHOLDERS' EQUITY	97,538	92,997
	$242,943	$290,283

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Nine months ended February 29 and 28, (unaudited)	2008	2007

Cash Flows From Operating Activities:
Net income / (loss)	$4,020	$(3,130)
Adjustments to reconcile net income / (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,160	1,135
Provision for uncollectible accounts	644	155
Compensation expense - noncash	-	93
Deferred income taxes	1,306	(1,764)
Changes in operating assets and liabilities:
Accounts receivable	37,574	(22,193)
Rough and Polished inventories	4,754	17,985
Prepaid expenses and other current assets	6,033	(37)
Other assets	(4,718)	(2,326)
Accounts payable and other current liabilities	(19,646)	11,221
Net cash provided by operating activities	31,127	1,139

Cash Flows From Investing Activities:
Capital expenditures	(135)	(441)
Net cash used in investing activities	(135)	(441)

Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	10,413	-
Repayments on revolving credit facilities	(35,460)	(4,864)
Increase / (decrease) in borrowings on demand facilities	(7,188)	2,932
Purchase of treasury stock	(71)	-
Proceeds from exercise of stock options	16	4
Net cash used in financing activities	(32,290)	(1,928)

Effect of foreign currency translation adjustment	576	(189)
Net decrease in cash and cash equivalents	(722)	(1,419)
Cash and cash equivalents at beginning of period	7,869	8,160
Cash and cash equivalents at end of period	$7,147	$6,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Interim Financial Reporting

          This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and nine months ended February 29, 2008 and February 28, 2007 and its financial position as of February 29, 2008.

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

Other income:

          During the third fiscal quarter of 2008, the Company entered into a license agreement pursuant to which the Company granted an exclusive license to use certain of its intellectual property in Japan solely in connection with the sale, distribution, promotion, and advertisement of branded diamonds, branded diamond jewelry, and other products bearing a “Lazare Diamond” logo within Japan for a one-time fee ($4.7 million net of legal and other costs).

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

Reclassifications:

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

          A summary of the Plans’ activity for the period ended February 29, 2008 is as follows:

				Weighted average
			Weighted	remaining
	Number of		average price	contractual life	Aggregate
	shares		per share	remaining	intrinsic value
Outstanding - May 31, 2007	926,451	*	$8.29
Options expired/cancelled	(22,000)		$10.24
Options issued	-		$-
Options exercised	(2,000)		$8.00
Outstanding - February 29, 2008	902,451		$8.25

Non-vested	100,000		$7.77	7.20	$223,000
Vested	802,451		$8.30	3.73	$1,454,515
Total	902,451	*	$8.25	4.11	$1,677,515

*	Includes 190,000 warrants of which 90,000 are vested and 100,000 will vest upon meeting certain contigent conditions.

As of February 29, 2008 there was no unrecognized compensation costs related to non-vested awards.

4.          Taxes

          Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of February 29, 2008 is approximately $11.1 million less a valuation allowance of approximately $0.9 million resulting in a net deferred tax asset of $10.2 million.

          At February 29, 2008 the Company has available U.S. net operating loss carryforwards of $28.9 million, which expire as follows (in thousands):

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

	Three Months Ended		Nine Months Ended
February 29 and 28, (unaudited)	2008	2007	2008	2007

Average number of shares outstanding
during the period	8,251,616	8,197,634	8,256,227	8,197,484

Effect of dilutive stock options	103,126	192,525	82,120	-

Average number of shares outstanding
during the period assuming dilution	8,354,742	8,390,159	8,338,347	8,197,484

          On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,621 shares to treasury stock at an average cost of $8.06 per share.

6.          Comprehensive Income

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended February 29, 2008 and February 28, 2007, total comprehensive income / (loss) was $3.5 million and $0.0 million, respectively. For the nine months ended February 29, 2008 and February 28, 2007, total comprehensive income / (loss) was $4.6 million and ($3.3) million, respectively.

7.          Lines of Credit

          The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of February 29, 2008 the balance outstanding under both lines was $46.3 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

          The Company has long-term unsecured, committed revolving loan agreements in the amount of $35.0 million and unsecured, uncommitted credit agreements in the amount of $10.0 million. The Company may borrow under the committed facilities (including up to $1.0 million under letters of credit, $0.7 million issued at February 29, 2008) through December 1, 2009. The loan term for the committed facilities may be extended in one-year increments commencing November 30, 2008, subject to the consent of the lending banks. Borrowings under the agreements bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of these facilities are available for working capital purposes. The loan agreements contain certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of February 29, 2008, the balance outstanding under the facilities was $30.8 million.

          The Company maintains an additional unsecured, committed revolving loan agreement with a bank. At February 29, 2008, the maximum amount available under the facility was $10.0 million. The facility is set to expire on June 30, 2008 with the maximum borrowing limit permitted under the facility scheduled to reduce by $5.0 million on each of March 31, 2008 and June 30, 2008. Borrowings under this agreement bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of this facility are available for working capital purposes. The loan agreement contains certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. Borrowings under this loan agreement amounted to $10.0 million at February 29, 2008.

          A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese yen (approximately $4.7 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through November 2009. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of February 29, 2008, the balance outstanding under this facility was $2.2 million U.S. dollars.

          Long-term debt of $37.2 million outstanding at February 29, 2008 is scheduled to be repaid in the fiscal year ended May 31, 2009. At February 29, 2008, the Company was in compliance with its debt covenants.

          The Company guarantees a portion of certain indebtedness ($1.1 million at February 29, 2008) relating to a joint diamond cutting and polishing operation in South Africa. The Company also guarantees a portion of debt related to a joint Angolan rough trading operation ($ 8.5 million at February 29, 2008). The fair value of the guarantees is immaterial.

          The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.          Transactions with related parties

          A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and nine months ended February 29, 2008 was $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.7 million, respectively, for the comparable prior year periods.

9.          Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the three months ended February 29, 2008 and February 28, 2007 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Three months ended February 29, 2008
Net sales to unaffiliated customers	$29,065	$48,122	$1,063	$3,919	$-	$82,169
Transfers between geographic areas	20,349	-	23,070	-	(43,419)	-
Total revenue	49,414	48,122	24,133	3,919	(43,419)	82,169
Gross Profit	5,525	1,494	327	950	-	8,296
Depreciation Expense	259	19	-	15	-	293
Interest Expense	974	134	-	12	-	1,120
Income from equity method investees	2,295	-	-	-	-	2,295
Income/(loss) before income taxes	2,962	836	308	330	-	4,436

Three months ended February 28, 2007
Net sales to unaffiliated customers	$25,851	$73,709	$1,000	$3,697	$-	$104,257
Transfers between geographic areas	28,150	-	28,487	-	(56,637)	-
Total revenue	54,001	73,709	29,487	3,697	(56,637)	104,257
Gross Profit	4,759	446	1,135	936	1	7,277
Depreciation Expense	356	17	-	18	-	391
Interest Expense	1,581	162	-	11	-	1,754
Income from equity method investees	361	-	-	-	-	361
Income/(loss) before income taxes	(385)	(115)	650	(44)	1	107

Revenue and gross profit for the three months ended February 29, 2008 and February 28, 2007 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended February 29, 2008
Net Sales	$38,093	$44,076	$82,169
Gross Profit	$5,617	$2,679	$8,296

Three months ended February 28, 2007
Net Sales	$35,347	$68,910	$104,257
Gross Profit	$4,248	$3,029	$7,277

9. Segment Information

GEOGRAPHIC SEGEMENT INFORMATION
(In thousands)

Revenue, gross profit and income/(loss) before income taxes for the nine months ended February 29, 2008 and February 28, 2007 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Nine months ended February 29, 2008
Net sales to unaffiliated customers	$81,397	$178,636	$3,247	$12,010	$-	$275,290
Transfers between geographic areas	81,815	58	87,366	-	(169,239)	-
Total revenue	163,212	178,694	90,613	12,010	(169,239)	275,290
Gross Profit	14,272	2,362	3,409	2,882	13	22,938
Depreciation Expense	817	55		44		916
Interest Expense	3,410	659		55		4,124
Income from equity method investees	4,856					4,856
Income/(loss) before income taxes	1,369	227	3,314	477	13	5,400
Investment in equity method investees	8,294					8,294
Identifiable assets at February 29, 2008	161,635	50,119	22,167	9,058	(36)	242,943

Nine months ended February 28, 2007
Net sales to unaffiliated customers	$76,042	$248,197	$1,000	$12,313	$-	$337,552
Transfers between geographic areas	83,096	-	142,705	-	(225,801)	-
Total revenue	159,138	248,197	143,705	12,313	(225,801)	337,552
Gross Profit	10,850	1,344	2,355	2,901	1	17,451
Depreciation Expense	962	53		44		1,059
Interest Expense	4,223	759		42		5,024
Income from equity method investees	1,561					1,561
Income/(loss) before income taxes	(6,346)	(602)	2,110	(22)	1	(4,859)
Investment in equity method investees	(595)					(595)
Identifiable assets at February 28, 2007	160,562	77,819	22,503	8,949	(54)	269,779

Revenue and gross profit for the nine months ended February 29, 2008 and February 28, 2007 classified by product were as follows (in thousands):

	Polished	Rough	Total

Nine months ended February 29, 2008
Net Sales	$115,007	$160,283	$275,290
Gross Profit	$13,745	$9,193	$22,938

Nine months ended February 28, 2007
Net Sales	$109,865	$227,687	$337,552
Gross Profit	$10,794	$6,657	$17,451

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

          The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. The Diamond Trading Company (“DTC”) is the world’s largest rough diamond selling organization. The DTC periodically appoints clients – known as ‘Sightholders’ – who are among the world’s leading diamantaires, and are carefully chosen for their ability to add value to the diamonds sold by the DTC. The Company has been a client of the DTC for approximately 60 years. The Company was recently re-appointed as a Sightholder. The Company supplements its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company has a technical assistance and cooperation agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola. Informal sector rough diamond buying from this operation commenced during fiscal 2005. During fiscal 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector. During the second fiscal quarter of 2007, Angolan formal sector operations were transferred to separate joint venture companies. The Company is currently negotiating a further expansion and restructuring of its Angolan operations to include exploration and development through various additional joint ventures.

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

          During September 2006, the Company and the Overseas Private Investment Corporation, an independent agency of the United States Government (“OPIC”) signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia. Pursuant thereto, a subsidiary of the Company and OPIC entered into a financing agreement in February 2007. The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations. Pending a satisfactory outcome of these negotiations and subject to various conditions precedent under the financing agreement, the Company anticipates initial borrowing under the facility to commence during fiscal 2009.

          The Company has an agreement with Nozala Investments (Pty) Ltd., a broadly based women’s empowerment investment group, for cooperation in South Africa’s diamond sector. The agreement contemplates diamond mining, cutting, polishing, and distribution. The joint venture is in line with the South African Government’s recently announced program to promote new entrants and investment in the domestic diamond sector, increasing the sector’s contribution to economic development. Cutting and polishing activities which concentrate on local sources of rough diamond supply commenced during fiscal 2006.

          In February 2006, Lazare Kaplan Botswana (Pty) Ltd., a wholly owned subsidiary, was granted a license from the Government of Botswana to cut and polish diamonds in that country.

          The Company continues its efforts to develop additional sources of rough diamonds.

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

Results of Operations

Net Sales

          Net sales for the three and nine months ended February 29, 2008 were $82.2 million and $275.3 million, respectively, as compared to $104.3 million and $337.6 million for the prior year periods.

          Polished diamond revenue for the three and nine months ended February 29, 2008 were $38.1 million and $115.0 million, respectively, as compared to $35.3 million and $109.9 million for the prior year periods. The current quarter and year-to-date results reflect increased sales of both branded diamonds and fine cut commercial diamonds.

          Rough diamond sales were $44.1 million and $160.3 million for the three and nine months ended February 29, 2008, as compared to $68.9 million and $227.7 million for the comparable prior year periods. The decrease in rough diamond sales for the nine months ended February 29, 2008 primarily reflects the transfer of formal sector Angolan rough diamond buying and trading operations, during the second fiscal quarter of 2007, to a formal joint venture which the Company accounts for on the equity method. The decrease in rough diamond sales for the three months ended February 29, 2008 primarily reflects lower activity in the informal Angolan rough trading sector as compared to the prior year period. Rough diamond revenue for the three and nine months ended February 28, 2007 includes $1.0 million received in connection with certain sourcing and financing initiatives.

Gross Profit

          Gross Margin on net polished sales for the three and nine months ended February 29, 2008 was 14.7% and 12.0%, respectively, as compared to 12.0% and 9.8% for the prior year periods. The increase in polished gross margin reflects higher gross margins earned on both branded and fine cut commercial diamonds largely attributable to improved rough diamond sourcing and sales mix. Polished gross margin for the nine months ended February 29, 2008 reflects reduced revenue and margin derived from laser inscription fees (see “Legal Proceedings”).

          Rough gross margin during the three and nine month period ended February 29, 2008 was 6.1% and 5.7%, respectively, as compared to 4.4% and 2.9% in the prior year periods. The increase in rough gross margin during the three and nine months ended February 29, 2008 reflects favorable rough market conditions in goods which the Company typically trades.

          As a result of the foregoing, overall gross margin percentage during the three and nine month period ended February 29, 2008 was 10.1% and 8.3%, respectively, as compared to 7.0% and 5.2% in the prior year periods.

Other Income

          During the third fiscal quarter of 2008, the Company entered into a license agreement pursuant to which the Company granted an exclusive license to use certain of its intellectual property in Japan solely in connection with the sale, distribution, promotion, and advertisement of branded diamonds, branded diamond jewelry, and other products bearing a “Lazare Diamond” logo within Japan for a one-time fee ($4.7 million net of legal and other costs).

Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the three and nine months ended February 29, 2008 were $9.7 and $23.0 million, respectively, as compared to $5.8 and $18.8 million for the same periods in the prior year. The increase in selling, general and administrative expense for the three and nine months ended February 29, 2008 reflects increased legal and related costs associated with litigation the Company initiated to protect certain of its intellectual property and increased bad debt expense. Selling general and administrative expense for the three and nine months ended February 28, 2007 reflected the reimbursement of $1.2 million of costs incurred in connection with certain sourcing and financing initiatives.

Interest Expense

          Net interest expense for the three and nine months ended February 29, 2008 was $1.1 and $4.1 million, respectively, as compared to $1.8 million and $5.0 million for the same periods in the prior year. The decrease for the three nine months ended February 29, 2008 primarily reflects lower net borrowing levels and lower interest rates as compared to the prior year periods.

Equity in (Income) / Loss of Joint Ventures

          The Company is an equity owner in several joint venture Companies relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company’s combined share of net income from these joint venture operations for the three and nine months ended February 29, 2008 was $2.3 million and $4.9 million, respectively, as compared to $0.4 million and $1.6 million for the prior year periods. Improved earnings from joint venture operations reflect improved margins achieved from both polished and rough trading operations.

Income Tax

          The Company’s effective tax rate for the nine months ended February 29, 2008 was 25.6% as compared to 35.6% for the prior year. The year-to-date decrease is primarily attributable to an increase in the percentage of income applicable to lower tax rate jurisdictions.

Liquidity and Capital Resources

          The Company generated $31.1 million and $1.1 million of cash flow from operations for the nine months ended February 29, 2008 and February 28, 2007, respectively. During the period ended February 29, 2008 the Company provided cash flow from operations primarily through reduced inventories and receivables, which were used to reduce corporate borrowings and trade liabilities.

          The primary sources and uses of operating cash flow by the Company relate to the purchase and sale of diamonds.

          Rough diamond buying operations commonly involve the commitment of significant monies for opportunistic purchases of groups of diamonds. Rough trading requires accumulation, sorting and aggregation of purchases for resale, generally in large volume transactions. The timing of sales depends on both the Company’s ability to source adequate quantities of similar categories of diamonds and the balance of supply and demand in the broader market.

          By comparison, polished diamond operations involve a substantially longer holding period during which the Company manufactures grades and sells individual diamonds to customers, generally in transactions involving a relatively small number of diamonds.

          Payment for rough diamonds which the Company sources directly from producers are generally required to be made at, or prior to, title transfer. Open market purchases of both rough and polished diamonds, which the Company uses to supplement its inventories, are generally paid for over time base on negotiated terms.

          As a result of the foregoing, the Company’s cash flow and changes in operating assets and liabilities can vary significantly between fiscal periods depending on the source, mix and timing of diamonds the Company purchases.

          At February 29, 2008 accounts receivable were $95.8 million compared to $134.0 million at May 31, 2007. The decrease in accounts receivable primarily reflects lower current period sales and shorter customer payment terms granted in connection with certain foreign rough trading sales.

          During the period ended February 29, 2008 inventory was reduced by $4.8 million reflecting lower levels of polished diamonds offset in part by higher levels of rough diamonds. The reduction in polished diamond inventory primarily reflects efforts by the Company to reduce inventory carrying costs. Increased levels of rough diamonds are primarily attributable to the timing of purchases.

          During the period ended February 29, 2008 accounts payable and other current liabilities decreased approximately $19.6 million primarily reflecting the timing of payments by the Company.

          The Company's working capital at February 29, 2008 was $108.5 million as compared to $105.4 million at May 31, 2007.

          The Company maintains a long-term unsecured, committed, revolving credit facility that it utilizes for general working capital purposes in the amount of $35.0 million. In addition, the Company has a 520 million Yen denominated facility that is used in support of its operations in Japan. The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

          The Company also maintains an additional $10.0 million unsecured, committed, revolving credit facility and $80.0 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs.

          Long-term debt includes the portion of borrowings which the Company has both the intention and the ability to refinance on a long-term basis.

          Stockholders' equity was $97.5 million at February 29, 2008 as compared to $93.0 million at May 31, 2007. No dividends were paid to stockholders during the nine months ended February 29, 2008.

          On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,621 shares to treasury stock at an average cost of $8.06 per share.

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

Transactions with related parties

          A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three and nine months ended February 29, 2008 was $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.7 million for the comparable prior year periods.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

I     Debt and Interest Rate Risk

          At February 29, 2008 and May 31, 2007, the Company had borrowings of $89.4 million and $121.6 million outstanding under various revolving credit agreements. Under its agreements, the Company may pay down and re-draw borrowings during the year at any time. The interest rates on these borrowings are variable and accordingly interest expense is impacted by both changes in interest rates and the level of outstanding borrowings. Increases in interest expense resulting from an increase in interest rates could adversely impact the Company’s results of operations. The

Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

	($000's)	2/29/2008		5/31/2007
		Amount	Wghtd Avg	Amount	Wghtd Avg
	Debt Catgory	Outstanding	Rate	Outstanding	Rate
	Revoving Credit Agreements:
(a)	Short Term Rates	40,800	5.65%	67,000	7.02%
(b)	Libor - 90 Days	46,348	4.66%	53,536	6.96%
(c)	Short Term Rates - Japanese Libor	2,213	2.56%	1,060	1.69%
	Total	89,361	5.06%	121,595	6.95%

(a)	Borrowings bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above selected short-term LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company.

(b)	Borrowings are based on the 90 daay Libor rate plus 160 basis points and are reset daily.

(c)	Borrowings bear interest at 1% above the selected short-term Japanese LIBOR.

The Company believes that a 100 basis point increase in market interest rates occurring on February 29, 2008, would result in an increase in interest expense of approximately $0.5 million.

II     Foreign Currency Risk

          The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by the Company’s subsidiary, Lazare Kaplan Japan Inc., which are denominated in Japanese yen. The functional currency for Lazare Kaplan Japan is the Japanese yen and, as of February 29, 2008 and May 31, 2007, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of Lazare Kaplan Japan in the amount of $(0.2) million and $(0.8) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

III     Commodity Risk

          The principal commodity risk for the Company relates to market price fluctuations in diamonds and precious metals. The Company seeks to pass along price increases to its customers to mitigate this risk. The Company currently does not purchase or sell financial instruments for purpose of hedging commodity risk.

Item 4.	Controls and Procedures.

          As of February 29, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

          In the Photoscribe-GIA-Benderly litigation the Company sought injunctive relief, as well as damages, including inscription fees and lost profits based on lost sales and the value added to inscribed gemstones by reason of the use of infringing systems by Photoscribe and the GIA. The Company also sought to recover damages it suffered as a result of Mr. Benderly’s fraud.

          GIA, Photoscribe and Benderly answered the Second Amended Complaint and denied liability for the charges made by the Company. GIA also filed counterclaims alleging non-infringement, invalidity and unenforceability of the patents-in-suit. Further, GIA asserted counterclaims for (i) breach of contract based on the allegation that the Company failed to provide operative equipment or to maintain the equipment and (ii) false marking for allegedly placing patent numbers on equipment that was not covered by the patents. GIA additionally filed a counterclaim for equitable estoppel and implied license on the basis that the Company has submitted diamonds to GIA to be graded and these stones may be inscribed by GIA on Photoscribe equipment. The Company moved to strike this defense. Further, the Company believed that the other counterclaims were without merit and actively defended against them.

          Photoscribe and David Benderly alleged counterclaims for non-infringement, invalidity and unenforceability of the patents-in-suit. Further, Photoscribe and Benderly asserted a counterclaim which charged the Company with an antitrust violation under Section 2 of the Sherman Act for monopolizing the laser inscription market. The antitrust claim was bifurcated from the main case and may be considered separately. The company will vigorously contest this counterclaim and the others as baseless.

          A two week trial of the Company’s contract and patent suit against Photoscribe, the GIA and David Benderly began in a federal district court on February 25, 2008. On March 7, 2008 the jury returned a verdict in which they found that all of the claims of the Company’s patents, except one, were valid. However, the jury also found that the claims were not infringed by the defendants. The Company is considering its options in view of the verdict.

          Prior to the conclusion of the trial the parties settled most of their contract claims, but certain issues that had been bifurcated still remain to be resolved. These include GIA’s liability for repair of the Company’s equipment that was returned after the license agreement and the fraud claim against Benderly. Defendants are still pursuing a charge that the Company’s patents were obtained by inequitable conduct and the antitrust claim. A hearing is scheduled for April 16-17, 2008 on the inequitable conduct and equipment repair claims. The antitrust claim could be resolved by a favorable ruling on inequitable conduct. No date has yet been set for a trial on the fraud claim, but Photoscribe has moved for summary judgment on that issue and for attorneys fees on the withdrawn tortious interference claim. The Company is vigorously defending against these motions.

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

          On April 08, 2008, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2009, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million. On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,621 shares to treasury stock at an average cost of $8.06 per share.

Maximum
			Total Number of	Dollar Value
	Total		Shares Purchased	that May Yet
	Number of	Average	as Part of Publicly	Be Purchased
Quarter	Shares	Price Paid	Announced	Under the
Ended	Purchased	per Share	Programs	Programs
Aug-07	-	$ -	-
Nov-07	8,621	$8.06	8,621
Feb-08	-	$ -	-
Total	8,621	$8.06	8,621	$1,928,493

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(10aj)	Exclusive Sales Agreement dated December 10, 2007 between and among the Company and Lazare Kaplan Japan Inc. and Primo Japan Co. Ltd. (Certain portions of this Agreement have been omitted pursuant to a request for confidential treatment.)

(10ak)	License Agreement dated December 10, 2007 between the Company and Primo Japan Co. Ltd. (Certain portions of this Agreement have been omitted pursuant to a request for confidential treatment.)

(31)	Rule 13a – 14(a) / 15d – 14 (a) Certifications

(32)	Section 1350 Certifications

(b)	Reports on Form 8-K
1) Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
2) Entry into a Material Definitive Agreement
3) Results of Operations and Financial Condition
4) Other events

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By /s/ William H. Moryto
William H. Moryto
Vice President and
Chief Financial Officer

Dated: April 14, 2008