Form 10-K/A
period 2007-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2008-08-26
CIK 202375

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

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No  X

     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No  X

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
     Large accelerated filer ______      Accelerated filer ______      Non-accelerated filer    X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     As of November 30, 2006 the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $19,672,199. As of July 31, 2007, 8,259,300 of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      2007 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

      2007 Annual Report to Stockholders for the fiscal year ended May 31, 2007 to be filed with the Commission-incorporated by reference into Parts II and IV.

Explanatory Note

     On August 29, 2007, Lazare Kaplan International Inc. filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2007. This Amendmnet No. 1 has been filed to amend Item 15, exhibits and financial statement schedules, to include the financial statements and related consents of Bellataire and Gulfdiam DMCC pursuant to Rule 3-09 of Regulation S-X. No other changes have been made.

The following exhibits are attached herewith:

(23.1)	Consent of BDO Seidman, LLP

(23.2)	Consent of KSI SHAH & ASSOCIATES

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Financial Statements of Bellataire, Pursuant to Rule 309 of Regulation S-X.

(99.3)	Financial Statements of Gulfdiam, Pursuant to Rule 309 of Regulation S-X.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

August 26, 2008	By /s/ William H. Moryto William H. Moryto, Vice President and Chief Financial Officer

By /s/ Maurice Tempelsman Maurice Tempelsman, Chairman of the Board of Directors

By /s/ Leon Tempelsman
Leon Tempelsman, Vice Chairman of the
Board of Directors and President
 (principal executive officer)

By /s/ Lucien Burstein
Lucien Burstein, Director