Form 10-K
period 2008-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2008-09-09
CIK 202375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-7848

LAZARE KAPLAN INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2728690 (IRS Employer Identification No.)
19 West 44th Street (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code (212) 972-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($1 par value) Preferred Share Purchase Rights	Name of each exchange on which registered American Stock Exchange American Stock Exchange

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
Yes ☐ No ☒

As of November 30, 2007 the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common equity on the American Stock Exchange at that date was $23,869,514. As of August 20, 2008, 8,252,679 of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

2008 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.

2008 Annual Report to Stockholders for the fiscal year ended May 31, 2008 to be filed with the Commission-incorporated by reference into Parts II and IV.

Part1

Item 1. Business

The Company

Lazare Kaplan International Inc. (the “Company”) was incorporated in 1972 under the laws of the state of Delaware as the successor to a business which was founded by Mr. Lazare Kaplan in 1903. The Company is engaged in the cutting, polishing and selling of branded and non-branded (“commercial”) diamonds. The Company’s premier product line is comprised of ideally proportioned diamonds which it markets internationally under the brand name “Lazare Diamonds®”. Ideally proportioned diamonds are distinguished from non-ideal cut diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond. Due to these characteristics, Lazare Diamonds command a premium in the marketplace. The Company believes there are only a small number of companies worldwide engaged primarily in the production of ideally proportioned diamonds and that it is one of the largest U.S. providers of ideal cut diamonds. The Company cuts and polishes fine make commercial diamonds at diamond cutting facilities in South Africa, Namibia, and Russia which it markets to wholesalers, distributors and, to a growing extent, retail jewelers. All rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace. The Company believes that the combination of its cutting and polishing operations and its trading operations enables the Company to purchase larger quantities of rough diamonds from which it may select those rough diamonds best suited for the Company’s current needs.

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

One of the Company’s important suppliers of rough diamonds is the Diamond Trading Company (“DTC”) and its affiliated companies in Southern Africa, the rough diamond sales arm of the De Beers Group. Based on published reports, the Company believes that more than half of the world’s current rough diamond output is currently sold by the DTC. The Company has been a client of the DTC for approximately 60 years. In order to diversify its sources of rough diamond supply, the Company has an office in Antwerp to supplement its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers. The Company believes that its success in maintaining quantities and qualities of polished inventory that best meet its customers’ needs is achieved through its ability to fully integrate its diverse rough and polished diamond sources.

The Company operates various manufacturing facilities. The Company’s domestic manufacturing operation is located in Puerto Rico. The Company believes its work force in Puerto Rico is among the most highly skilled in the diamond industry. This facility generally produces polished diamonds having weights of 1/5 of a carat and greater. The Company also operates manufacturing facilities in Moscow and Barnaul, Russia, Namibia and South Africa. The facilities in Russia are operated pursuant to an agreement with AK ALROSA of Russia. The facility in Namibia is operated under a strategic cooperation agreement with NamGem Diamond Manufacturing Company (PTY) Ltd. The facility in South Africa is operated by Nozala Diamonds (Pty) Ltd, a joint cutting and polishing operation with Nozala Investments (Pty) Ltd, a broadly based women’s empowerment investment group. The Company is currently constructing a new cutting facility in Botswana.

Diamond Supply

The Company’s overall revenues are, in part, dependent upon the availability of rough diamonds, the world’s known sources of which are highly concentrated. Based upon published reports, the Company believes that Angola, Australia, Botswana, Brazil, Canada, Ghana, Guinea, Ivory Coast, Namibia, Republic of the Congo, Russia, Sierra Leone and South Africa account for more than 90% of present world rough gem diamond production. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. Sales for the DTC are made in London, South Africa, Namibia, and Botswana, to a select group of clients (“sightholders”) which, according to published reports, number approximately 80, including the Company. Based upon published reports, the Company believes that more than half of the world’s current rough diamond output is sold by the DTC and its affiliated companies. In order to maintain their purchasing relationship, the DTC’s clients have traditionally been expected to purchase substantially all of the diamonds offered to them by the DTC. Companies that are not sightholders must either purchase their requirements from sightholders or seek access to that portion of the world supply not marketed by the DTC.

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

In 2007 all then existing DTC clients (“Sightholders”) received notification of termination effective in December. In April 2008 the DTC confirmed the list of Sightholders for the new three-year 2008 – 2011 Supplier of Choice contract period, which according to published reports number approximately 80. These arrangements mark a new approach to the DTC’s distribution of rough diamonds globally, with the establishment of independent joint-venture sales organizations including the DTC Botswana (DTCB) and the Namibia Diamond Trading Company (NDTC). The DTC in London continues to distribute rough to those Sightholders with sights in both London and Canada, and the restructured DTC South Africa distributes to Sightholders in South Africa. Because of its core strengths in the diamond industry, including technical ability, distribution and marketing ability, financial strength and ethical accountability, the Company has been appointed an approved Sightholder in London (LKI), Botswana (Lazare Kaplan Botswana PTY, Ltd.), Namibia (NAMGEM Trading) and South Africa (Nozala Diamonds PTY, LTD). Through its active beneficiation activities in southern Africa, the Company is well position to contribute to regional value added and technical skills transfer aspirations.

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

During the fourth quarter of fiscal 2004 the Company signed a four year technical cooperation agreement regarding the marketing of rough diamonds purchased in the informal sector with SODIAM, the government entity responsible for the development and marketing of diamonds produced in Angola. The Company began active buying operations in the Angolan informal sector during the first quarter of fiscal 2005. During the third fiscal quarter of 2006 the Company’s rough buying operation expanded to include buying in the Angolan formal sector.

During the second fiscal quarter 2007 Angolan formal sector operations were transferred to separate joint venture companies. The Company is currently negotiating a further expansion and restructuring of its Angolan operations which includes exploration and development through various additional joint ventures.

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

Through February 2009, the Company’s wholly-owned subsidiary, Pegasus Overseas Ltd. (“POL”) has an exclusive agreement with Diamond Innovations Inc. (“DI”) under which POL will market natural diamonds that have undergone a high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. The process is permanent and irreversible and it does not involve treatments such as irradiation, laser drilling, surface coating or fracture filling and is conducted before the final cutting and polishing by the Company. The process is used only on a select, limited range of natural diamonds with qualifying colors, sizes and clarities for both round and fancy cuts. The estimated number of gemstones with characteristics suitable for this process is a small fraction of the overall diamond market. POL sells only diamonds that have undergone the HPHT process and markets under the brand name Bellataire®. Each Bellataire diamond is laser inscribed with a unique identification number.

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

The Company believes that it has good relations with its suppliers, that its trade reputation and established customer base will continue to assure access to primary sources of diamonds and that its sources of supply are sufficient to enable the Company to meet its present and foreseeable needs. However, the Company’s sources of supply could be affected by political and economic developments in producing countries over which the Company has no control. While the Company believes that alternative sources of supply may be available, any significant disruption of the Company’s access to its primary source suppliers could have a material adverse effect on the Company’s opertaions.

As a concerned member of the international diamond industry and global community at large, the Company fully supports and complies with policies which prohibit the trade in conflict diamonds, prevent money laundering and combat the financing of terrorism, a position which reflects the Company’s leadership in the industry. The Company fully complies with clean diamond trading and anti-money laundering legislation adopted by the United States Government such as the USA PATRIOT ACT and the Clean Diamond Trade Act, and supports relevant resolutions of concerned regional governments and international organizations including the OECD and the United Nations. The Company is a founding member of the United Nations Global Compact which was launched in 2000 to “initiate a global compact of shared values and principles which will give a human face to the global market”. The Company will continue to join various industry and trade associations, such as The Council for Responsible Jewelry Practices, in condemning and combating the trade in illicit diamonds and to comply fully with World Diamond Congress resolutions for industry self-regulation in respect of the Kimberley Process Certification Scheme, including implementation of the prescribed System of Warranties and Code of Conduct. Furthermore, the Company long ago adopted the highest professional and ethical standards in every aspect of our business and is fully compliant with the DTC’s Diamond Best Practices Principles Assurance Program.

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

The Company believes that its factory in Puerto Rico is among the largest cutting and polishing facilities in the United States. Each diamond received in Puerto Rico is evaluated against strict management standards designed to maximize its potential economic contribution to the Company. Expert technicians, assisted by computer software, determine whether to cut the diamond to ideal or commercial proportions or resell the diamond. The shape of the diamond, its color, clarity, size, potential profitability and salability are among the criteria used in making such determinations.

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

According to published reports, during 1995 there was an emergence of a two-tier market for rough diamonds. The first tier is comprised of better quality rough diamonds, where supply and demand appear to be in balance. The Company conducts its cutting and polishing operations almost exclusively in this segment of the market. The second tier is comprised of small, less expensive, imperfect rough diamonds which the Company has traditionally sold as rough diamonds. The prices for these diamonds have been considerably more volatile since 1995. The Company believes that long-term these types of diamonds are more potentially vulnerable to synthetic substitution. Because the Company’s cutting operations focus primarily on better quality rough diamonds, this volatility has not had a significant effect on the Company. However, a significant decrease in the price of better quality rough diamonds could materially adversely affect the Company’s revenues, operating margins and inventory value.

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

Building awareness and acceptance of the Lazare Diamond brand name is accomplished through a comprehensive marketing program which includes sales training, cooperative advertising, sales promotion and public relations. A wide assortment of sales promotion materials has been designed to facilitate jewelers’ sales of the Company’s diamonds and fine jewelry line to consumers. Public relations events are offered which help build traffic in retail stores. The Company has a program to build both free-standing and in-counter boutiques in the stores of a select group of its retail clients. The Company believes these marketing programs have been and will continue to be instrumental in increasing sales. The Company intends to continue concentrating its Lazare Diamond® marketing efforts towards the quality retail jeweler.

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

The Company has been actively working to expand its foreign business activities, particularly in the Far East countries of Japan, Singapore, Taiwan, Korea, China and Malaysia and recently throughout the Middle East.

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

The percentages of the Company’s total domestic and foreign net sales to its customers, which include a combination of both rough diamonds and polished diamonds sales taken together, for the past three fiscal years are set forth below:

	2008	2007	2006

United States	16%	15%	13%
Far East	11%	8%	7%
Europe, Israel & Other	73%	77%	80%

	100%	100%	100%

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

Employees

At July 31, 2008, the Company had 148 full-time employees. The Company maintains an apprenticeship program at its facility in Puerto Rico, through which it trains its cutters, who are highly skilled workers. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. The Company has a 401(k) retirement plan for its U.S. and Puerto Rico employees. The Company believes that it has satisfactory relationships with its employees. None of the Company’s employees are represented by a union.

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

Based upon published reports, the Company believes that more than half of the world’s current diamond output is sold by the Diamond Trading Company (“DTC”), the rough diamond sales arm of the De Beers Group. The DTC is the primary world-wide marketing mechanism of the rough diamond industry. DTC sales are conducted in London, South Africa, Namibia and Botswana to a select group of Sightholders, which, according to published reports number approximately 80, including the Company and its affiliates. The DTC has been and continues to be an important supplier of rough diamonds to the Company. The Company has been a sightholder for approximately 60 years. The loss of its status as a sightholder could have a material adverse effect on the Company.

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

The Company leases office space in Hong Kong for a term expiring May 31, 2010 at an annual rental rate of 1,386,000 Hong Kong dollars (approximately $178,000).

The Company leases office space in Tokyo for a term expiring August 31, 2010 at an annual rental rate of 16,500,000 Japanese Yen (approximately $150,000).

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

On November 22, 2006, the Company amended its complaint against Photoscribe to include the Gemological Institute of America (the “GIA”) as a co-defendant. As of February 1996, the Company and the GIA entered into an exclusive United States inscription agreement (except for the Company’s own use) with respect to certain intellectual property, which is owned by the Company relating to certain laser inscription equipment and methods (the “Inscription Agreement”) and which includes the patents-in-suit. The GIA has purportedly terminated the Inscription Agreement as of July 31, 2006 under its terms. The GIA then began to commercially use Photoscribe equipment to inscribe gemstones, thus providing the basis to include the GIA in the suit. In addition to the same charges of patent infringement that were originally made against Photoscribe, the amended complaint also charges the GIA with breach of the exclusive license agreement prior to its purported termination and breach of a letter agreement by which GIA was to maintain in good working order the Company’s equipment that it had been using. The amended complaint further charges Photoscribe with tortious interference with the Company’s business relationship with the GIA.

On July 19, 2007, the Company filed a Second Amended Complaint which included Mr. David Benderly, President of Photoscribe, as an additional individual defendant, based on discovery during the case, which showed that Mr. Benderly controlled and directed the infringing activity of Photoscribe, and is thus personally liable for patent infringement. Further, the Second Amended Complaint charged Mr. Benderly with fraud based on a demonstration of Photoscribe equipment he gave in 2000 to counsel for the Company to show that the equipment did not infringe the Company’s patents. However, discovery has indicated that he setup the machine for use during the demonstration to give the impression that the Photoscribe equipment could not operate to infringe the Company’s patents when he knew that it could.

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

A two week trial of the Company’s contract and patent suit against Photoscribe, the GIA and David Benderly began in a federal district court on February 25, 2008. On March 7, 2008 the jury returned a verdict in which they found that all of the asserted claims of the Company’s patents, except one claim, were valid. However, the jury also found that the claims were not infringed by the defendants. The Company is considering its options in view of the verdict.

Prior to the conclusion of the trial the parties settled most of their contract claims, but certain issues that had been bifurcated still remain to be resolved. These include GIA’s liability for repair of the Company’s equipment that was returned after the license agreement, the fraud claim against Benderly, and the antitrust claim against the Company. Eventually, the fraud claim against Benderly was dropped, as was the antitrust claim against the Company.

At a bench trial held on April 16, 17 and May 1 and 2, the Court determined that the patents in the suit were unenforceable for inequitable conduct. On August 14, 2008, the Court held a hearing, after which the Court determined that due to the finding of inequitable conduct, the case was exceptional within the meaning of 35 U.S.C. § 285 and that the defendants should be awarded their reasonable attorneys fees. At this time, defendants have not made a formal request for a specific amount of fees and the Court has not made a finding of an amount. There still remains to be tried the issue of breach of the letter agreement by which GIA was to maintain in good working order certain laser equipment leased to it by the Company, but which did not work when it was returned to the Company. No date is currently scheduled for a bench trial on this issue.

The Company plans to vigorously seek to have the adverse rulings overturned. In particular, it plans to file post-trial motions to try to have the determination of non-infringement and invalidity overturned. In addition, the Company plans to appeal the jury verdict on the basis of errors committed by the trial court and the trial court’s finding of inequitable conduct.

Consistent with the opinion of counsel, the Company’s management believes it is likely that the finding of inequitable conduct will be reversed on appeal and; as such, any award of attorney’s fees would be vacated.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Company

The following table sets forth information regarding executive officers of the Company.

NAME	POSITION	AGE

Maurice Tempelsman	Chairman of the Board	79
Leon Tempelsman	Vice Chairman of the Board and President	52
William H. Moryto	Vice President and Chief Financial Officer	50

All officers were elected by the Board of Directors at its meeting following the Annual Meeting of Stockholders held in November 2007. All officers hold office until the Board of Directors meeting following the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

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

On April 8, 2008, the Board of Directors of the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2009, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million. On November 11, 2007, the Company affected a reverse / forward stock split of the Company stock, resulting in a cost savings to the Company and enabling a number of small shareholders to cash out their holdings of stock without incurring transaction costs. This transaction resulted in the Company adding 8,621 shares to treasury stock at an average cost of $8.06 per share.

The following graph compares the market performance of the Common Stock for the previous five fiscal years to the American Stock Exchange Market Value Index (the “AMEX Index”) and a peer group of companies in the fine jewelry and accessories industry (the “Peer Group”).

The Peer Group consists of the following companies: A.T. Cross Company and Tiffany & Co. The Company’s management is of the opinion that despite the existence of some similarities between the group of companies comprising the Peer Group and the Company, the Company is unique because of the products that it produces, the markets in which its products are sold, and its position as the only publicly traded company in the United States predominately engaged in diamond cutting, polishing and rough trading. Thus, comparisons made between the Company and the Peer Group are not necessarily accurate or reliable and do not necessarily reflect the relative performance data for the Company’s primary competition.

(1)

The cumulative total return for the securities comprising the Peer Group and the AMEX Index assumes the reinvestment of dividends. The total return for the Common Stock does not assume the reinvestment of dividends, since no dividends were declared on the Common Stock during the measurement period. The weighing of the securities comprising each index, according to their market capitalization, has been calculated at the end of each monthly period.

(2)	The AMEX Index tracks the aggregate price performance of equity securities of companies traded on the American Stock Exchange. The Common Stock is traded on the American Stock Exchange.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

I Debt and Interest Rate Risk

At May 31, 2008 and May 31, 2007, the Company had borrowings of $81.5 million and $121.6 million outstanding under various revolving credit agreements. Under its agreements, the Company may pay down and re-draw borrowings during the year at any time. The interest rates on these borrowings are variable and accordingly interest expense is impacted by both changes in interest rates and the level of outstanding borrowings. Increases in interest expense resulting from an increase in interest rates could adversely impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

	($000's)	5/31/2008		5/31/2007

	Debt Catgory	Amount Outstanding	Wghtd Avg Rate	Amount Outstanding	Wghtd Avg Rate

	Revoving Credit Agreements:
(a)	Short Term Rates	40,800	5.01%	67,000	7.02%
(b)	Libor - 90 Days	40,088	4.28%	53,536	6.96%
(c)	Short Term Rates - Japanese Libor	571	2.56%	1,060	1.69%

	Total	81,459	4.63%	121,595	6.95%

(a)	Borrowings bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above selected short-term LIBOR.

The applicable interest rate is contingent upon the method of borrowing selected by the Company.

(b)	Borrowings are based on the 90 day Libor rate plus 160 basis points and are reset daily.
(c)	Borrowings bear interest at 1% above the selected short-term Japanese LIBOR.

The Company believes that a 100 basis point increase in market interest rates occurring on May 31, 2008, would result in an increase in interest expense of approximately $0.4 million.

II Foreign Currency Risk

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by the Company’s subsidiary, Lazare Kaplan Japan Inc., which are denominated in Japanese yen. The functional currency for Lazare Kaplan Japan is the Japanese yen and, as of May 31, 2008 and May 31, 2007, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of Lazare Kaplan Japan in the amount of $(0.2) million and $(0.8) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

III Commodity Risk

The principal commodity risk for the Company relates to market price fluctuations in diamonds and precious metals. The Company seeks to pass along price increases to its customers to mitigate this risk. The Company currently does not purchase or sell financial instruments for purpose of hedging commodity risk. At May 31, 2008, the Company had borrowings totaling approximately $81.5 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow. International business represents a major portion of the Company’s revenues and profits. All purchases of rough diamonds worldwide are denominated in U.S. dollars. All of the Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by the Company’s subsidiary, Lazare Kaplan Japan Inc., which are denominated in Japanese yen. The functional currency for Lazare Kaplan Japan is the Japanese yen and, as of May 31, 2008 and 2007, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of Lazare Kaplan Japan in the amount of $(331,000) and $(766,000) respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

Item 8. Financial Statements and Supplementary Data

(a) The following financial statements and supplementary data are hereby incorporated by reference to the Company’s Annual Report.

(i)	Report of BDO Seidman, LLP

(ii)	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2008.
(iii)	Consolidated Balance Sheets as at May 31, 2008 and May 31, 2007.
(iv)	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 31, 2008.
(v)	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2008.
(vi)	Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934 [the “Exchange Act”]) as of the fiscal year ended May 31, 2008. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”). The Company’s Internal Control is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

As of May 31, 2008, management conducted an assessment of the effectiveness of the Company’s Internal Control based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s Internal Control as of May 31, 2008 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding Internal Control. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s Internal Control to determine whether any changes in Internal Control occurred during the quarter ended May 31, 2008 that may have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no change in the Company’s Internal Control during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s Internal Control.

Item 9B. Other Information

None.

Part III

Except for information regarding Executive Officers of the Company, which, in accordance with Instruction G to Form 10-K, is included in Part I hereof, the information called for by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference herein to the Company’s definitive proxy statement to be filed with the Commission within 120 days after the close of its fiscal year ended May 31, 2008.

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

The audits referred to in our report dated September 4, 2008 relating to the consolidated financial statements of Lazare Kaplan International Inc., which are incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended May 31, 2008 also included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, NY

September 4, 2008

LAZARE KAPLAN INTERNATIONAL INC.

AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe	Deductions describe		Balance at end of period

YEAR ENDED MAY 31, 2008:
Allowance for doubtful accounts	$846,000	$823,000	$—	$(110,000	)(A)	$1,559,000

YEAR ENDED MAY 31, 2007:
Allowance for doubtful accounts	$515,000	$358,000	$—	$(27,000	)(A)	$846,000

YEAR ENDED MAY 31, 2006:
Allowance for doubtful accounts	$360,000	$168,000	$—	$(13,000	)(A)	$515,000

(A)	Amounts written off.

Item 15. Exhibits and Financial Statement Schedules (continued)

	(b)	Exhibits
(3)	Articles of Incorporation and Bylaws
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

	(f)	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on March 28, 2002.
	(g)	Amendments to By-laws – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2007.
	(h)	Certificate of Amendment of Certificate of Incorporation, dated as of November 12, 2007, filed with the Commission on Form 8-K on November 15, 2007.
	(i)	Certificate of Amendment of Certificate of Incorporation, dated as of November 12, 2007, filed with the Commission on Form 8-k on November 15, 2007.
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
(ah)

Amendment to the Revolving Credit Agreement by and among the Company, as Borrower, ABN AMRO Bank N.V., as Administrative Agent and Arranger, and ABN AMRO Bank N.V. and Bank Leumi USA, as Lenders, dated [April 13, 2007.]

(ai)	Credit Facility Letter Agreement between the Company, as Borrower, and ABN AMRO Bank N.V., as Lender, dated April 13, 2007.
(aj)	Line of Credit Agreement between the Company, as Borrower, and Bank Leuimi USA, as Lender, dated as of September 30, 2007.
(ak)	Credit Facility Letter Agreement between the Company, as Borrower, and Bank Leuimi USA, as Lender, dated September 30, 2007.
(al)	Amendment to Revolving Credit Agreement between the Company, as Borrower, and ABN Amro Bank N.V., as Administrative Agent and Bank, dated as of February 21, 2008.
(am)	First Amended and Restated Finance Agreement between NamGem Trading BVI Limited and Overseas Private Investment Corporation, dated as of June 10, 2008.
(an)	Consignment and Guaranty Agreement among the Company, NamGem Trading BVI Limited and NamGem Trading BVBA, dated as of June 20, 2008.
(ao)	Subordination Agreement among the Company, NamGem Trading BVI Limited, NamGem Trading BVBA and Overseas Private Investment Corporation, dated as of August 18, 2008.
(ap)	Guaranty, dated as of July __, 2007, made by the Company in favor of ABN AMRO Bank N.V.
(aq)

Exclusive Sales Agreement dated December 10, 2007 by and among the Company, Lazare Kaplan Japan Inc. and Primo Japan Co. Ltd. – incorporated herein by reference to exhibit 10(aj) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended February 29, 2008, filed with the Commission on April 14, 2008. (Certain portions of this Agreement have been omitted pursuant to a request for confidential treatment.)

(ar)

License Agreement dated December 10, 2007 between the Company and Primo Japan Co. Ltd. – incorporated herein by reference to exhibit 10(ak) to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended February 29, 2008, filed with the Commission on April 14, 2008. (Certain portions of this Agreement have been omitted pursuant to a request for confidential treatment.)

(13)	2007 Annual Report to Security Holders - incorporated herein by reference to the Company’s 2007 Annual Report to Stockholders to be filed with the Commission.
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
Dated: August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice Tempelsman	Chairman of the Board of Directors	August 29, 2008

(Maurice Tempelsman)

/s/ Leon Tempelsman	Vice Chairman of the Board of Directors and President (principal executive officer)	August 29, 2008

(Leon Tempelsman)

/s/ Lucien Burstein	Director	August 29, 2008

(Lucien Burstein)

/s/ Richard A. Berenson	Director	August 29, 2008

(Richard A. Berenson)

/s/ Robert A. Del Genio	Director	August 29, 2008

(Robert A. Del Genio)

/s/ William H. Moryto	Vice President and Chief Financial Officer (principal financial and accounting officer)	August 29, 2008

(William H. Moryto)