Form 10-Q
period 2008-08-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2008-10-15
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2728690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding on August 31, 2008, was 8,252,679.

LAZARE KAPLAN INTERNATIONAL INC.

Index

		Page
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Consolidated income statements Three months ended August 31, 2008 and 2007	3

	Consolidated balance sheets August 31, 2008 and May 31, 2008	4

	Consolidated statements of cash flows Three months ended August 31, 2008 and 2007	5

	Notes to consolidated financial statements	6 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 19

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19 - 20

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	21 - 23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signature		24

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Income Statements

Three months ended August 31, (UNAUDITED)
(In thousands, except share and per share data)	2008	2007

Net sales	$78,301	$102,593
Cost of sales	71,856	94,300
	6,445	8,293
Other Income	-	-
	6,445	8,293
Selling, general and administrative expenses	6,910	6,287
	(465)	2,006
Interest expense, net of interest income	(479)	(1,503)
Equity in income of joint ventures	2,532	75
Income before income tax provision and minority interest	1,588	578
Income tax provison	525	158
Minority Interest	(195)	-
NET INCOME	$868	$420

EARNINGS PER SHARE

Basic earnings per share	$0.11	$0.05
Average number of shares outstanding during the period	8,252,679	8,259,300

Diluted earnings per share	$0.10	$0.05
Average number of shares outstanding during the period, assuming dilution	8,344,483	8,321,797

See notes to consolidated financial statements.

Consolidated Balance Sheets

	August 31,	May 31,
	(Unaudited)	(Audited)
(In thousands, except share data)	2008	2008

Assets
CURRENT ASSETS:
Cash and cash equivalents	$7,474	$8,815
Accounts receivable, less allowance for doubtful accounts ($1,273 and $1,559 in August and May 2008, respectively)	98,897	94,057
Inventories, net:
Rough stones	44,112	29,442
Polished stones	79,568	79,555
Total inventories	123,680	108,997
Prepaid expenses and other current assets	4,834	2,386
Deferred tax assets-current	2,204	2,271
TOTAL CURRENT ASSETS	237,089	216,526

Property, plant and equipment, net	6,113	6,475
Investments in unconsolidated joint ventures	14,053	11,521
Other assets	1,342	2,974
Deferred tax assets, net	6,667	6,934
	$265,264	$244,430

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$83,979	$61,995
Current portion of long-term debt and lines of credit	44,545	45,885
TOTAL CURRENT LIABILITIES	128,524	107,880

Long-term debt	35,000	35,571
TOTAL LIABILITIES	163,524	143,451
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST	591	404
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share: Authorized 1,500,000; no shares outstanding	-	-
Common stock, par value $1 per share: Authorized 12,000,000 shares; issued 8,948,845	8,949	8,949
Additional paid-in capital	63,104	63,104
Cumulative translation adjustment	(625)	(331)
Retained earnings	35,390	34,522
	106,818	106,244

Less treasury stock, 696,166 shares at cost	(5,669)	(5,669)
TOTAL STOCKHOLDERS’ EQUITY	101,149	100,575
	$265,264	$244,430

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Three months ended August 31, (UNAUDITED)
(In thousands)	2008	2007

Cash Flows from Operating Activities:
Net income	$868	$420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366	392
Provision for uncollectible accounts	34	(9)
Deferred income taxes	334	158
Minority Interest	187	-
Equity in earnings of unconsolidated affiliates	(2,532)	(75)
Changes in operating assets and liabilities:
Accounts receivable	(4,978)	13,613
Rough and polished inventories	(14,891)	(585)
Prepaid expenses and other current assets	(2,451)	3,014
Other assets	1,847	(101)
Accounts payable and other current liabilities	22,294	(8,472)
Net cash provided by operating activities	1,078	8,355

Cash Flows from Investing Activities:
Capital expenditures	(11)	(49)
Net cash used in investing activities	(11)	(49)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	-	2,613
Repayments on revolving credit facilities	(5,571)	(6,000)
Increase / (decrease) in borrowings on demand facilities	3,688	(6,486)
Net cash used in financing activities	(1,883)	(9,873)

Effect of exchange rate changes on cash	(525)	116
Net decrease in cash and cash equivalents	(1,341)	(1,451)
Cash and cash equivalents at beginning of year	8,815	7,869
Cash and cash equivalents at end of year	$7,474	$6,418

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three months ended August 31, 2008 and 2007 and its financial position as of August 31, 2008.

The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended May 31, 2008. The operating results for the interim periods presented are not necessarily indicative of the operating results for a full year. In this discussion, the years “2009” and “2008” refer to the fiscal years ended May 31, 2009 and May 31, 2008, respectively.

2. Accounting Policies

Sales arrangements with customers:

The Company’s polished diamond and diamond jewelry customers consist primarily of wholesale and retail clients. The Company’s rough diamond customers consist primarily of rough diamond cutters and wholesalers. The Company generally ships polished diamond inventory to customers subject to verification of the diamond particulars.

The Company’s policy is to recognize revenue when title and risk of ownership have passed to the buyer, the earnings process is complete and the sale price is fixed and determinable. Polished diamond sales include revenue derived from the sale of polished diamonds and the cutting, polishing and laser inscription of polished diamonds. In addition, in certain instances, the Company may be entitled to receive incremental profits from its customers on the sale of certain stones. Such profits are recognized as revenue when realized. Where the Company acts as a principal in the sales transaction, takes title to the product and has risks and rewards of ownership, the gross value of diamonds invoiced is recorded as sales with the portion of profits allocable to others (where applicable) included in cost of sales.

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

Credit is extended based on an evaluation of each customer’s financial condition and generally collateral is not required on the Company’s receivables.

Revenue Arrangements with Multiple Deliverables

In evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  In accordance with EITF 00-21, the Company recognizes revenue for delivered elements only when the delivered element has stand-alone value and has objective and reliable evidence of fair value for each undelivered element.  If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant.  Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Customer Rebates

From time to time the Company has had arrangements whereby it would rebate to a customer a percentage of certain of its qualifying purchases. The Company characterizes such rebates as a reduction of sales.

Inventories

Inventories, including amounts on consignment with customers, are stated at the lower of cost or market, using the average cost method.

Advertising and Incentive Programs

The Company participates in cooperative advertising arrangements with customers in order to build brand awareness and product acceptance. Under such an arrangement, a customer is eligible to receive an allowance of up to a specified percentage of its purchases from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on qualifying advertising. The Company characterizes as selling, general and administrative expense the consideration it pays to customers for cooperative advertising.

In addition, the Company offers programs whereby certain sales staff employed by the Company’s customers can receive consideration for sales of the Company’s products. The Company characterizes as selling, general and administrative expense the consideration it pays to the salesperson.

Consideration Received from Vendors

Periodically, the Company negotiates agreements with vendors to share certain promotional costs. The Company classifies amounts expended on such promotions as selling, general and administrative expense when incurred. Similarly, amounts reimbursed by vendors are characterized as a reduction of selling, general and administrative expense.

Shipping and Handling:

Shipping and handling costs incurred by the Company to deliver product to customers are classified in the Company’s income statement as selling, general and administrative expense.

Equity Investments

The Company utilizes the equity method of accounting to record its proportionate share of income and losses from joint ventures. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 50% or less. The Company evaluates its investments in associated companies in accordance with FIN 46 (R) “Consolidation of Variable Interest Entities”- An interpretation of ARB No. 51.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective June 1, 2008 the Company adopted SFAS No. 157, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. The impact of adopting SFAS No. 157 on the Company’s financial position, results of operations and cash flows was immaterial.

Effective June 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. The impact of adopting SFAS No. 159 on the Company’s financial position, results of operations and cash flows was immaterial.

3. Stock Incentive Plans

The Company records stock based compensation in accordance with SFAS No. 123(R), “Accounting for Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under SFAS 123(R), share based awards that do not require future service (i.e. vested awards) are expensed immediately. Share based employee awards that require future service are amortized over the relevant service period. A Long-Term Stock Incentive Plan was approved by the Board of Directors on April 10, 1997 (the 1997 Plan). No future grants may be made under the 1997 Plan, although outstanding options may continue to be exercised.

During the first quarter of 2009, the Board of Directors adopted, subject to shareholder approval, The 2008 Long-Term Incentive Plan which has reserved 750,000 shares of the Company’s common stock for issuance to directors, officers, key employees and consultants of the Company and its subsidiaries.

A summary of the Plans’ activity for the period ended August 31, 2008 is as follows:

	Number of shares		Weighted average price per share	Weighted average remaining contractual life remaining	Aggregate intrinsic value
Outstanding - May 31, 2008	830,751		$8.06
Options expired/cancelled	-		$-
Options issued	125,000		$9.26
Options exercised			$-
Outstanding - August 31, 2008	955,751	*	$8.22

Non-vested	225,000		$8.60	6.52	$23,000
Vested	730,751		$8.10	3.59	$517,201
Total	955,751	*	$8.22	4.28	$540,201

*	Includes 175,000 warrants of which 75,000 are vested and 100,000 will vest upon meeting certain contigent conditions.

4. Income Taxes

Certain of the Company's subsidiaries conduct business in foreign countries. These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The Company's net deferred tax asset as of August 31, 2008 is approximately $9.8 million less a valuation allowance of approximately $0.9 million resulting in a net deferred tax asset of $8.9 million.

At August 31, 2008 the Company has available U.S. net operating loss carryforwards of $35.4 million, which expire as follows (in thousands):

Year	Net Operating Losses
2019	$8,690
2020	298
2021	120
2022	10,190
2023	25
2026	4,066
2027	12,036
$35,425

In addition, the Company has New York State and New York City net operating loss carryforwards of approximately $18.0 million each, expiring from 2022 through 2027.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company and its subsidiaries file income tax returns in international jurisdictions in addition to U.S. federal, state and local income tax jurisdictions. Based upon the statute of limitations the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to fiscal 2005.

5. Earnings Per Share

The Company computes basic earnings per share based upon the weighted average number of common shares outstanding, and diluted earnings per share based upon the weighted average number of common shares outstanding including the impact of dilutive stock options.

Three months ended August 31, (unaudited)	2008	2007
Average number of shares outstanding during the period	8,252,679	8,259,300
Effect of dilutive stock options	91,804	62,497
Average number of shares outstanding during the period assuming dilution	8,344,483	8,321,797

6. Comprehensive Income / (Loss)

The Company reports “Comprehensive Income / (Loss)” in accordance with Statement of Financial Accounting Standards No. 130, which requires foreign currency translation adjustments to be included in other comprehensive income. For the quarter ended August 31, 2008 and 2007, total comprehensive income was $0.6 million and $0.5 million, respectively.

7. Credit Agreements

The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank. Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of August 31, 2008 the balance outstanding under both lines was $40.9 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

The Company has long-term unsecured, committed revolving loan agreements in the amount of $35.0 million and unsecured, uncommitted credit agreements in the amount of $10.0 million. The Company may borrow under the committed facilities (including up to $1.0 million under letters of credit, $0.7 million issued at August 31, 2008) through December 1, 2009. The loan term for the committed facilities may be extended in one-year increments commencing November 30, 2008, subject to the consent of the lending banks. Borrowings under the agreements bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of these facilities are available for working capital purposes. The loan agreements contain certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares. As of August 31, 2008 the balance outstanding under the facilities was $35.8 million.

A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese yen (approximately $5.0 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through December 1, 2009. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of August 31, 2008 there was no balance outstanding under this facility.

A majority owned subsidiary of the Company also maintains $3.0 million line of credit relating to a joint diamond cutting and polishing operation in South Africa. The balance outstanding as of August 31, 2008 was approximately $2.8 million with a portion of this debt (approximately $1.1 million) guaranteed by the Company’s partner.

The Company also guarantees a portion of debt related to a joint rough trading operation ($17.1 million at August 31, 2008). The fair value of the guarantees is immaterial.

Long-term debt of $35.0 million outstanding at August 31, 2008 is scheduled to be repaid in the fiscal year ended May 31, 2010.

The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.  Transactions with related parties

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm during the three months ended August 31, 2008 and 2007 were $0.1 million.

9.  Geographic Segment Information

Revenue, gross profit and income/(loss) before income tax provision (and minority interest where applicable) for the three months ended August 31, 2008 and 2007 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Three months ended August 31, 2008
Net sales to unaffiliated customers	$30,100	$42,570	$2,064	$3,567	$-	$78,301
Transfers between geographic areas	30,217	145	11,580		(41,942)	-
Total revenue	60,317	42,715	13,644	3,567	(41,942)	78,301
Gross Profit	4,276	212	1,196	877	(116)	6,445
Depreciation Expense	256	19		12		287
Interest Expense / (income)	315	150	23	(9)		479
Income from equity method investees	2,532					2,532
Income/(loss) before income taxes and minority interest	1,325	(368)	901	(153)	(117)	1,588
Investment in equity method investees	14,053					14,053
Identifiable assets at August 31, 2008	179,000	52,333	26,676	7,463	(208)	265,264

Three months ended August 31, 2007
Net sales to unaffiliated customers	$25,036	$73,029	$823	$3,705	$-	$102,593
Transfers between geographic areas	36,863	58	34,984		(71,905)	-
Total revenue	61,899	73,087	35,807	3,705	(71,905)	102,593
Gross Profit	4,938	439	2,012	904	-	8,293
Depreciation Expense	277	18		14		309
Interest Expense	1,208	268		27		1,503
Income from equity method investees	75					75
Income/(loss) before income taxes and minority interest	(1,130)	(299)	1,996	11	-	578
Investment in equity method investees	3,513					3,513
Identifiable assets at August 31, 2007	137,438	89,138	37,347	8,598	(47)	272,474

Revenue and gross profit for the three months ended August 31, 2008 and 2007 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended August 31, 2008
Net Sales	$40,902	$37,399	$78,301
Gross Profit	$5,244	$1,201	$6,445

Three months ended August 31, 2007
Net Sales	$33,882	$68,711	$102,593
Gross Profit	$4,052	$4,241	$8,293

10. Investments in Unconsolidated Joint Ventures

The Company utilizes the equity method of accounting to record its proportionate share of income and losses from joint ventures. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 50% or less. The Company evaluates its investments in associated companies in accordance with FIN 46 (R) “Consolidation of Variable Interest Entities”. The Company is an equity investee in several joint venture agreements relating to sourcing, cutting, polishing, processing and sales of diamonds. Combined condensed financial information concerning the Company’s unconsolidated joint venture activities is as follows: (in thousands)

Three months ended	August 31, 2008
Revenues	$131,446
Gross profit	18,069
Net income	8,006

Current assets	125,724
Non-current assets	382

Current liabilities	102,211
Non-current liabilities	12,436

The Company has a 30% equity investment in Gemang Diamantes Angola Ltd. and Gulfdiam DMCC, and a 50% interest in Bellataire.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This quarterly report contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Liquidity - Capital Resources" and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of other unanticipated events.

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

The Company's overall revenues are, in part, dependent upon the availability of rough diamonds, the world's known sources of which are highly concentrated. The Diamond Trading Company (“DTC”) is the world’s largest rough diamond selling organization. The DTC periodically appoints clients – known as “Sightholders” – who are among the world’s leading diamantaires, and are carefully chosen for their ability to add value to the diamonds sold by the DTC. The Company has been a client of the DTC for approximately 60 years. The Company was recently re-appointed as a Sightholder. The Company supplements its rough diamond needs by secondary market purchases and has entered into relationships with other primary source suppliers.

The Company has a four year technical assistance and cooperation agreement signed in April 2004 regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola. Informal sector rough diamond buying from this operation commenced during fiscal 2005. During fiscal 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector. Angolan formal sector operations are currently conducted by separate joint venture companies. The Company is currently negotiating a further expansion and restructuring of its Angolan operations which includes exploration and development through various additional joint ventures.

The Company has a ten year agreement signed in March 1999 with AK ALROSA of Russia, which is the largest producer of rough diamonds in Russia. Under the terms of this agreement, the Company sells polished diamonds that are cut in facilities jointly managed and supervised by the Company and ALROSA personnel. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally are shared equally with ALROSA.

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

During September 2006, the Company and the Overseas Private Investment Corporation, an independent agency of the United States Government (“OPIC”) signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia. Pursuant thereto, a subsidiary of the Company and OPIC subsequently entered into a financing agreement. The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations. Pending a satisfactory outcome of these negotiations and subject to various conditions precedent under the financing agreement, the Company anticipates initial borrowing under the facility to commence during fiscal 2009.

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

In February 2006, Lazare Kaplan Botswana (Pty) Ltd., a wholly owned subsidiary, was granted a license from the Government of Botswana to cut and polish diamonds in that country. The Company is currently constructing a new cutting facility in Gaborone, Botswana.

The Company continues its efforts to develop additional sources of rough diamonds, including potential opportunities in Africa.

Through February 2009, the Company’s wholly-owned subsidiary, Pegasus Overseas Ltd. (“POL”) has an exclusive agreement with Diamond Innovations Inc. (“DI”) under which POL will market natural diamonds that have undergone a new high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content. POL only sells and markets diamonds that have undergone the HPHT process under the Bellataire® brand name.

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

Results of Operations

Net Sales

Net sales for the three months ended August 31, 2008 were $78.3 million as compared to $102.6 million in the prior year period.

Polished diamond revenue for the three month period ended August 31, 2008 was $40.9 million, an increase of 20.7% compared to the same period last year. The increase reflects higher sales of fine cut commercial diamonds, partially offset by lower sales of branded diamonds. The increase in sales of fine cut commercial diamonds reflects a shift toward wholesale distribution and retail customers in markets which are less brand oriented. Lower sales of branded diamonds primarily reflect reduced sales to United States based retail accounts.

Rough diamond sales were $37.4 million for the three months ended August 31, 2008 as compared to $68.7 million for the prior year period. The decrease in rough diamond sales reflects an increase in the percentage of rough sight purchases which were deemed suitable for cutting and polishing and a reduction in sourcing and sales of certain informal sector diamonds.

Gross Profit

Gross Margin on net polished sales for the three months ended August 31, 2008 was 12.8% as compared to 12.0% for the prior year period. The increase in polished gross margin reflects improved margins on the sales of both branded and fine cut commercial diamonds. Improved margins reflect continuing efforts by the Company to pass along to customers higher rough diamond costs charged by producers.

Rough diamond gross margin for the three months ended August 31, 2008 was 3.2% compared to 6.2% in the comparable prior year period. Decreased rough gross margins reflect a softening of rough diamond prices and reduced speculative buying on the part of manufacturers.

As a result of the foregoing, overall gross margin percentage during the three month period ended August 31, 2008 was 8.2% as compared to 8.1% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended August 31, 2008 were $6.9 million as compared to $6.3 million for the prior year period. The increase in selling, general and administrative expense for the three months ended August 31, 2008 reflects increased personnel costs and consulting costs associated with the expansion of sourcing and manufacturing operations in Southern Africa.

Equity in Income of Joint Ventures

The Company is an equity owner in several joint venture companies relating to sourcing, cutting, polishing, processing and sales of diamonds. The Company’s combined share of income from these joint venture operations for the three months ended August 31, 2008 was $2.5 million as compared to $0.1 million for the prior year period.

Interest Expense

Net interest expense for the three months ended August 31, 2008 was $0.5 million as compared to $1.5 million in the prior year. The decrease for the three months ended August 31, 2008 primarily reflects lower net borrowing levels compared to the prior year period.

Income Tax

The Company’s effective tax rate for the three months ended August 31, 2008 was 33.1% as compared to 27.3% for the prior year period. The year-to-date increase is primarily attributable to an increase in the percentage of income applicable to higher tax rate jurisdictions.

Liquidity and Capital Resources

The Company generated $1.1 million of cash flow from operations for the three months ended August 31, 2008.

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

At August 31, 2008 accounts receivable were $98.9 million compared to $94.1 million at May 31, 2008. The increase in accounts receivable primarily reflects a shift in sales mix from rough trading to polished diamond sales, which generally involve longer payment cycles.

During the period ended August 31, 2008 inventory increased by $14.7 million reflecting higher levels of rough diamonds primarily attributable to the timing of purchases and increased cutting production.

During the period ended August 31, 2008 accounts payable and other current liabilities increased approximately $22.0 million primarily reflecting the timing of payments by the Company.

The Company’s working capital at August 31, 2008 and May 31, 2008 was $108.6 million.

The Company maintains long-term unsecured, committed, revolving credit facilities that it utilizes for general working capital purposes in the amount of $35.0 million. In addition, the Company has a 520 million Yen denominated facility (approximately $5.0 million U.S. dollars) that is used in support of its operations in Japan. The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

The Company also maintains an additional $80.0 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs.

A majority owned subsidiary of the Company also maintains $3.0 million line of credit relating to a joint diamond cutting and polishing operation in South Africa. The balance outstanding as of August 31, 2008 was approximately $2.8 million with a portion of this debt (approximately $1.1 million) guaranteed by the Company’s partner.

The Company also guarantees a portion of debt related to a joint rough trading operation ($17.1 million at August 31, 2008). The fair value of the guarantees is immaterial.

Long-term debt includes the portion of borrowings which the Company has the intention to refinance on a long-term basis.

Stockholders' equity was $101.1 million at August 31, 2008 as compared to $100.6 million at May 31, 2008. No dividends were paid to stockholders during the three months ended August 31, 2008.

The Company believes that it has the ability to meet its anticipated financing needs for at least the next twelve months.

New Pronouncements

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective June 1, 2008 the Company adopted SFAS No. 157, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. The impact of adopting SFAS No. 157 on the Company’s financial position, results of operations and cash flows was immaterial.

Effective June 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. The impact of adopting SFAS No. 159 on the Company’s financial position, results of operations and cash flows was immaterial.

Transactions with related parties

A member of the Company's Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm for the three months ended August 31, 2008 and 2007 was $0.1 million.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

I Debt and Interest Rate Risk

At August 31, 2008 and May 31, 2008, the Company had borrowings of $79.5 million and $81.5 million, respectively, outstanding under various revolving credit agreements. Under its agreements, the Company may pay down and re-draw borrowings during the year at any time. The interest rates on these borrowings are variable and accordingly interest expense is impacted by both changes in interest rates and the level of outstanding borrowings. Increases in interest expense resulting from an increase in interest rates could adversely impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

	($000's)	8/31/2008		5/31/2008
	Debt Catgory	Amount Outstanding	Wghtd Avg Rate	Amount Outstanding	Wghtd Avg Rate
	Revoving Credit Agreements:
(a)	Short Term Rates	35,800	4.79%	40,800	5.01%
(b)	Libor - 90 Days	43,745	4.41%	40,088	4.28%
(c)	Short Term Rates - Japanese Libor	-	-	571	2.56%
	Total	79,545	4.58%	81,459	4.63%

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

The Company believes that a 100 basis point increase in market interest rates occurring on August 31, 2008, would result in an increase in interest expense of approximately $0.4 million.

II Foreign Currency Risk

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by two of the Company’s subsidiaries, Lazare Kaplan Japan Inc., which are denominated in Japanese yen, and Nozala Diamonds (PTY) Ltd., which are denominated in South African Rand. As of August 31, 2008 and May 31, 2008, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of these subsidiaries in the amount of $(0.6) million and $(0.3) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

III Commodity Risk

The principal commodity risk for the Company relates to market price fluctuations in diamonds and precious metals. The Company seeks to pass along price increases to its customers to mitigate this risk. The Company currently does not purchase or sell financial instruments for purpose of hedging commodity risk. At August 31, 2008, the Company had borrowings totaling approximately $79.5 million outstanding under various credit agreements. The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense. Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations. The Company’s policy is to take actions that would mitigate such risk when appropriate. These actions include staggering the term and rate of its borrowings to match anticipated cash flow. International business represents a major portion of the Company’s revenues and profits. All purchases of rough diamonds worldwide are denominated in U.S. dollars.

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by two of the Company’s subsidiaries, Lazare Kaplan Japan Inc., which are denominated in Japanese yen, and Nozala Diamonds (PTY) Ltd., which are denominated in South African Rand. As of August 31, 2008 and May 31, 2008, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of these subsidiaries in the amount of $(0.6) million and $(0.3) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

Item 4.	Controls and Procedures.

As of August 31, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

On November 22, 2006, the Company amended its complaint against Photoscribe to include the Gemological Institute of America (the “GIA”) as a co-defendant. In February 1996, the Company and the GIA entered into an exclusive United States inscription agreement (except for the Company’s own use) with respect to certain intellectual property, which is owned by the Company relating to certain laser inscription equipment and methods (the “Inscription Agreement”) and which includes the patents-in-suit. The GIA purportedly terminated the Inscription Agreement as of July 31, 2006 under its terms. The GIA then began to commercially use Photoscribe equipment to inscribe gemstones, thus providing the basis to include the GIA in the suit. In addition to the same charges of patent infringement that were originally made against Photoscribe, the amended complaint also charges the GIA with breach of the exclusive license agreement prior to its purported termination and breach of a letter agreement by which GIA was to maintain in good working order the Company’s equipment that it had been using. The amended complaint further charged Photoscribe with tortious interference with the Company’s business relationship with the GIA.

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

In the Photoscribe-GIA-Benderly litigation the Company sought injunctive relief, as well as damages, including inscription fees and lost profits based on lost sales and the value added to inscribed gemstones by reason of the use of infringing systems by Photoscribe and the GIA. The Company also sought to recover damages it suffered as a result of Mr. Benderly’s fraud. The Court bifurcated the request for damages from the liability phase of the case.

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

Photoscribe and David Benderly alleged counterclaims for non-infringement, invalidity and unenforceability of the patents-in-suit. Further, Photoscribe and Benderly asserted a counterclaim which charged the Company with an antitrust violation under Section 2 of the Sherman Act for monopolizing the laser inscription market. The antitrust claim was bifurcated from the main case.

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

Prior to the conclusion of the trial the parties settled most of their contract claims, but GIA’s liability for repair of the Company’s equipment that was returned after the license agreement still is pending. After the patent liability trial the Company dropped the fraud claim against Benderly, and Photoscribe dropped the antitrust claim against the Company.

At a bench trial held on April 16, 17 and May 1 and 2, the Court determined that the patents in the suit were unenforceable for inequitable conduct. On August 14, 2008, the Court held a hearing, after which the Court determined that due to the finding of inequitable conduct, the case was exceptional within the meaning of 35 U.S.C. § 285 and that the defendants should be awarded their reasonable attorneys fees. At this time, the Court has not made a finding of an amount. There still remains to be tried the issue of breach of the letter agreement by which GIA was to maintain in good working order certain laser equipment leased to it by the Company, but which did not work when it was returned to the Company. No date is currently scheduled for a bench trial on this issue or for a determination of attorney fees.

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

On April 08, 2008, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2009, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million. The Company has made no purchases under this program to date.

Item 6.	Exhibits

(10as)	Amendment, dated as of August 7, 2008, to Line of Credit Agreement between the Company, as Borrower, and Bank Leumi USA, as Lender.

(10at)	Amendment, dated as of September 24, 2008, to Revolving Credit Agreement between the Company, as Borrower, and ABN Amro Bank N.V., as Administrative Agent and Bank.

(31)	Rule 13a – 14(a) / 15d – 14 (a) Certifications

(32)	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By	/s/ William H. Moryto
William H. Moryto
Vice President and
Chief Financial Officer

Dated: October 15, 2008