Form 10-K/A
period 2008-05-31
LAZARE KAPLAN INTERNATIONAL INC
filed 2008-10-20
CIK 202375

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 30, 2007 the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common equity on the American Stock Exchange at that date was $23,869,514. As of August 20, 2008, 8,252,679 of the registrant's common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

2008 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III. 2008 Annual Report to Stockholders for the fiscal year ended May 31, 2008 to be filed with the Commission-incorporated by reference into Parts II and IV.

Explanatory Note

On September 9, 2008, Lazare Kaplan International Inc. filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2008. This Amendment No. 1 has been filed to incorporate the consent of BDO Seidman, LLP as exhibit 23.1 No other changes have been made.

The following exhibits are attached herewith:

Exhibit 23.1	Consent of BDO Seidman, LLP

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 20, 2008

	By:	/s/ William H. Moryto
William H. Moryto, Vice President and Chief Financial Officer

By:	/s/ Maurice Tempelsman
Maurice Tempelsman, Chairman of the Board of Directors

By:	/s/ Leon Tempelsman
Leon Tempelsman, Vice Chairman of the Board of Directors and President (principal executive officer)

By:	/s/ Lucien Burstein
Lucien Burstein, Director