Form 10-Q
period 2008-11-30
LAZARE KAPLAN INTERNATIONAL INC
filed 2009-01-13
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2728690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes ☐                      No ☒

The number of shares of the registrant’s common stock outstanding on December 31, 2008, was 8,252,679.

LAZARE KAPLAN INTERNATIONAL INC.

Index

Part I. Financial Information		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated statement of operations	3
	Three and six months ended November 30, 2008 and 2007

	Consolidated balance sheets	4
	November 30, 2008 and May 31, 2008

	Consolidated statements of cash flows	5
	Six months ended November 30, 2008 and 2007

	Notes to consolidated financial statements	6 - 16

Item 2.	Management's Discussion and Analysis of Financial	17 - 23
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	24 - 25

Item 4.	Controls and Procedures	25 - 26

Part II. Other Information

Item 1.	Legal Proceedings	26 - 28

Item 1A.	Risk Factors	28 - 29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Signature		30

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements.

Consolidated Statements of Operations

November 30, (unaudited)	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	2008	2007	2008	2007

Net sales	$41,260	$90,528	$119,561	$193,121
Cost of sales	40,577	84,179	112,433	178,479
	683	6,349	7,128	14,642
Selling, general and administrative expenses	6,597	6,948	13,507	13,235
Interest expense, net of interest income	(856)	(1,501)	(1,335)	(3,004)
Equity in income of joint ventures	893	2,486	3,425	2,561
Income / (loss) before income tax provision
and minority interest	(5,877)	386	(4,289)	964
Income tax provison / (benefit)	(2,131)	95	(1,606)	253
Minority Interest	(3)	-	(198)	-
NET INCOME / (LOSS)	$(3,749)	$291	$(2,881)	$711

EARNINGS / (LOSS) PER SHARE

Basic earnings / (loss) per share	$(0.45)	$0.04	$(0.35)	$0.09
Average number of shares outstanding
during the period	8,252,679	8,257,082	8,252,679	8,258,033

Diluted earnings / (loss) per share	$(0.45)	$0.03	$(0.35)	$0.09
Average number of shares outstanding during
the period, assuming dilution	8,252,679	8,337,818	8,252,679	8,329,649

See notes to consolidated financial statements.

Consolidated Balance Sheets

	November 30,	May 31,
	(Unaudited)	(Audited)
(In thousands, except share data)	2008	2008

Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,632	$8,815
Accounts receivable, less allowance for doubtful
accounts ($1,361 and $1,559 in November
and May 2008, respectively)	80,421	94,057
Inventories, net:
Rough stones	38,675	29,442
Polished stones	86,628	79,555
Total inventories	125,303	108,997
Prepaid expenses and other current assets	6,703	2,386
Deferred tax assets-current	2,645	2,271
TOTAL CURRENT ASSETS	221,704	216,526

Property, plant and equipment, net	6,979	6,475
Investments in unconsolidated joint ventures	15,050	11,521
Other assets	5,854	2,974
Deferred tax assets, net	8,431	6,934
	$258,018	$244,430

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$77,620	$61,995
Current portion of long-term debt and lines of credit	44,263	45,885
TOTAL CURRENT LIABILITIES	121,883	107,880

Long-term debt	37,683	35,571
TOTAL LIABILITIES	159,566	143,451
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST	636	404
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share:
Authorized 1,500,000; no shares outstanding	-	-
Common stock, par value $1 per share:

Authorized 12,000,000 shares; issued 8,948,845	8,949	8,949
Additional paid-in capital	63,140	63,104
Cumulative translation adjustment	(245)	(331)
Retained earnings	31,641	34,522
	103,485	106,244

Less treasury stock, 696,166 shares at cost	(5,669)	(5,669)
TOTAL STOCKHOLDERS’ EQUITY	97,816	100,575
	$258,018	$244,430

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Six months ended November 30, (unaudited)
(In thousands)	2008	2007

Cash Flows from Operating Activities:
Net income / (loss)	$(2,881)	$711
Adjustments to reconcile net income / (loss) to net cash
provided by operating activities:
Depreciation and amortization	758	788
Provision for uncollectible accounts	90	(6)
Compensation expense - noncash	36	-
Deferred income taxes	(1,871)	253
Minority Interest	198	-
Equity in earnings of unconsolidated affiliates	(3,529)	(75)
Changes in operating assets and liabilities:
Accounts receivable	13,221	25,500
Rough and polished inventories	(15,878)	(1,557)
Prepaid expenses and other current assets	(4,312)	4,442
Other assets	3,310	(2,437)
Accounts payable and other current liabilities	8,939	(5,847)
Net cash provided / (used) by operating activities	(1,919)	21,772

Cash Flows from Investing Activities:
Capital expenditures	(1,276)	(104)
Net cash used in investing activities	(1,276)	(104)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	1,883	2,613
Repayments on revolving credit facilities	(5,571)	(19,600)
Increase / (decrease) in borrowings on demand facilities	4,038	(8,750)
Purchase of treasury stock	-	(71)
Net cash provided / (used) in financing activities	350	(25,808)

Effect of exchange rate changes on cash	662	387
Net decrease in cash and cash equivalents	(2,183)	(3,753)
Cash and cash equivalents at beginning of year	8,815	7,869
Cash and cash equivalents at end of year	$6,632	$4,116

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and six months ended November 30, 2008 and 2007 and its financial position as of November 30, 2008.

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

Sales arrangements with customers

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

As discussed elsewhere in this Form 10-Q, where the Company believes profitability can be maximized, the Company may combine, and jointly sell, certain of its rough and polished diamonds with other wholesalers.  In such instances, the participating wholesaler is required to advance funds in relation to their proportionate interest in the underlying diamonds.  Under certain circumstances, primarily relating to foreign sales, the wholesaler assumes responsibility for billing and collection efforts.  While the ultimate sales are made to multiple third parties, the aggregation of accounts receivable results in a concentration of credit risk.  In addition, the Company is an equity partner in various joint venture companies relating to sourcing, cutting, polishing and sales of diamonds.  Certain of the joint venture companies are affiliated with and / or under common control of wholesale companies with which the Company transacts significant business.  As a result, the Company’s net exposure to risk may be increased.

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

During the first quarter of 2009, the Board of Directors approved the 2008 Long-Term Incentive Plan which has reserved 750,000 shares of the Company’s common stock for issuance to directors, officers, key employees and consultants of the Company and its subsidiaries.

A summary of the Plans’ activity for the period ended November 30, 2008 is as follows:

	Number of shares		Weighted average price per share	Weighted average remaining contractual life remaining	Aggregate intrinsic value
Outstanding - May 31, 2008	830,751		$8.06
Options expired/cancelled	-		$-
Options granted	125,000		$9.26
Options exercised			$-
Outstanding - August 31, 2008	955,751	*	$8.22
Options expired/cancelled	-		$-
Options granted	-		$-
Options exercised			$-
Outstanding - November 30, 2008	955,751	*	$8.22

Non-vested	225,000		$8.60	6.27	$-
Vested	730,751		$8.10	3.34	$-
Total	955,751	*	$8.22	4.03	$-
* Includes 175,000 warrants of which 75,000 are vested and 100,000 will vest upon meeting certain contigent conditions.

4.	Income Taxes

Certain of the Company's subsidiaries conduct business in foreign countries.  These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.  The Company's net deferred tax asset as of November 30, 2008 is approximately $12.0 million less a valuation allowance of approximately $0.9 million resulting in a net deferred tax asset of $11.1 million.

At November 30, 2008 the Company has available U.S. net operating loss carryforwards of $35.4 million, which expire as follows (in thousands):

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

	Three Months Ended		Six Months Ended
November 30, (unaudited)	2008	2007	2008	2007
Average number of shares
outstanding during the period	8,252,679	8,257,082	8,252,679	8,258,033
Effect of dilutive stock options	-	80,736	-	71,616
Average number of shares
outstanding during the period
assuming dilution	8,252,679	8,337,818	8,252,679	8,329,649

6.	Comprehensive Income / (Loss)

The Company reports “Comprehensive Income / (Loss)” in accordance with Statement of Financial Accounting Standards No. 130, which requires foreign currency translation adjustments to be included in other comprehensive income. For the three and six months ended November 30, 2008, total comprehensive loss was ($3.4) million and ($2.8) million, respectively.  For the three and six months ended November 30, 2007, total comprehensive income was $0.6 million and $1.1 million, respectively.

7.	Credit Agreements

The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank.  Borrowings under both lines bear interest at a rate 160 basis points above the 90 day LIBOR. As of November 30, 2008 the balance outstanding under both lines was $42.6 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

The Company has long-term unsecured, committed revolving loan agreements in the amount of $35.0 million and unsecured, uncommitted credit agreements in the amount of $10.0 million. The Company may borrow under the committed facilities (including up to $1.0 million under letters of credit, $0.7 million issued at November 30, 2008) through December 1, 2009. The loan term for the committed facilities may be extended in one-year increments commencing November 30, 2008, subject to the consent of the lending banks. Borrowings under the agreements bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of these facilities are available for working capital purposes. The loan agreements contain certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares.  As of November 30, 2008 the balance outstanding under the facilities was $35.8 million.

A subsidiary of the Company maintains a loan facility which enables it to borrow up to 520 million Japanese yen (approximately $5.0 million U.S. dollars) at an interest rate 1% above the Japanese yen LIBOR through December 1, 2009. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of November 30, 2008 the balance outstanding under this facility was $1.9 million.

A majority owned subsidiary of the Company also maintains a $3.0 million line of credit relating to a joint diamond cutting and polishing operation in South Africa.  The balance outstanding as of November 30, 2008 was approximately $1.7 million with a portion of this debt (approximately $0.7 million) guaranteed by the Company’s partner.

The Company also guarantees a portion of debt related to a joint rough trading operation ($20.5 million at November 30, 2008).  The fair value of the guarantees is immaterial.

Long-term debt of $37.7 million outstanding at November 30, 2008 is scheduled to be repaid in the fiscal year ended May 31, 2010.

The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.	Transactions with related parties

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm during the three and six months ended November 30, 2008 were $0.1 million and $0.2 million, for each respective year.

9.	Geographic Segment Information

Revenue, gross profit and income/(loss) before income tax provision (and minority interest where applicable) for the three months ended November 30, 2008 and 2007 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Three months ended November 30, 2008
Net sales to unaffiliated customers	$13,242	$23,331	$1,375	$3,312	$-	$41,260
Transfers between geographic areas	9,503	125	15,959	-	(25,587)	-
Total revenue	22,745	23,456	17,334	3,312	(25,587)	41,260
Gross Profit	(13)	109	(132)	840	(121)	683
Depreciation Expense	279	18	-	13	-	310
Interest Expense	724	94	34	4	-	856
Income from equity method investees	893	-	-	-	-	893
Income/(loss) before income taxes and
minority interest	(4,641)	(389)	(724)	2	(125)	(5,877)

Three months ended November 30, 2007
Net sales to unaffiliated customers	$27,296	$57,485	$1,361	$4,386	$-	$90,528
Transfers between geographic areas	24,603	-	29,312	-	(53,915)	-
Total revenue	51,899	57,485	30,673	4,386	(53,915)	90,528
Gross Profit	3,809	429	1,070	1,028	13	6,349
Depreciation Expense	281	18	-	15	-	314
Interest Expense	1,228	257	-	16	-	1,501
Income from equity method investees	2,486	-	-	-	-	2,486
Income/(loss) before income taxes	(463)	(310)	1,010	136	13	386

Revenue and gross profit for the three months ended November 30, 2008 and 2007 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended November 30, 2008
Net Sales	$20,182	$21,078	$41,260
Gross Profit	$1,305	$(622)	$683

Three months ended November 30, 2007
Net Sales	$43,032	$47,496	$90,528
Gross Profit	$4,076	$2,273	$6,349

9.	Geographic Segment Information (cont’d)

Revenue, gross profit and income/(loss) before income tax provision (and minority interest where applicable) for the six months ended November 30, 2008 and 2007 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Six months ended November 30, 2008
Net sales to unaffiliated customers	$43,342	$65,901	$3,439	$6,879	$-	$119,561
Transfers between geographic areas	39,720	270	27,539		(67,529)	-
Total revenue	83,062	66,171	30,978	6,879	(67,529)	119,561
Gross Profit	4,263	321	1,064	1,717	(237)	7,128
Depreciation Expense	535	37		25		597
Interest Expense	1,039	244	57	(5)		1,335
Income from equity method investees	3,425					3,425
Income/(loss) before income taxes and
minority interest	(3,316)	(757)	177	(151)	(242)	(4,289)
Investment in equity method investees	15,050					15,050
Identifiable assets at November 30, 2008	187,589	43,984	26,724	8,492	(8,771)	258,018

Six months ended November 30, 2007
Net sales to unaffiliated customers	$52,332	$130,514	$2,184	$8,091	$-	$193,121
Transfers between geographic areas	61,466	58	64,296	-	(125,820)	-
Total revenue	113,798	130,572	66,480	8,091	(125,820)	193,121
Gross Profit	8,747	868	3,082	1,932	13	14,642
Depreciation Expense	558	36		29		623
Interest Expense	2,436	525		43		3,004
Income from equity method investees	2,561					2,561
Income/(loss) before income taxes	(1,593)	(609)	3,006	147	13	964
Investment in equity method investees	5,998					5,998
Identifiable assets at November 30, 2007	161,676	74,629	14,044	9,413	(36)	259,726

Revenue and gross profit for the six months ended November 30, 2008 and 2007classified by product were as follows (in thousands):

	Polished	Rough	Total

Six months ended November 30, 2008
Net Sales	$61,084	$58,477	$119,561
Gross Profit	$6,549	$579	$7,128

Six months ended November 30, 2007
Net Sales	$76,914	$116,207	$193,121
Gross Profit	$8,128	$6,514	$14,642

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

November 30,	Six Months Ended
Revenues	$273,763
Gross profit	28,637
Net income	11,346

Current assets	123,855
Non-current assets	416

Current liabilities	85,222
Non-current liabilities	18,375

The Company’s evaluation of its investments in associated companies in accordance with FIN 46 (R) “Consolidation of Variable Interest Entities” – An interpretation of ARB No. 51 identified variable interest entities included in the results above in which the Company is not the primary beneficiary.  The Company has a 30% equity investment in Gemang Diamantes Angola Ltd. and Gulfdiam DMCC.  The Company’s investment in unconsolidated joint ventures also includes a 50% interest in Bellataire.

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

Overview

The Company is engaged in the cutting, polishing and selling of branded and non-branded (“commercial”) diamonds.  The Company’s premier product line is comprised of ideally proportioned diamonds which it markets internationally under the brand name "Lazare Diamonds®".  Ideally proportioned diamonds are distinguished from non-ideal cut diamonds by the symmetrical relationship of their facets, which optimize the balance of brilliance, sparkle and fire in a polished diamond.  The Company owns and operates a domestic manufacturing facility located in Puerto Rico.   In addition, through various cooperative agreements, the Company cuts and polishes commercial diamonds which it markets to wholesalers, distributors and retail jewelers.  Rough stones purchased by the Company are either selected for manufacturing or resold as rough diamonds in the marketplace.

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

The Company has an agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola.  Informal sector rough diamond buying from this operation commenced during fiscal 2005.  During fiscal 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector.  Angolan formal sector operations are currently conducted by separate joint venture companies.  The Company is currently negotiating a further expansion and restructuring of its Angolan operations which includes exploration and development through various additional joint ventures.

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

The financial market crisis and economic downturn has disrupted credit and equity markets worldwide and led to deterioration in the global economic environment, a general tightening of credit, lower levels of liquidity and discretionary spending, and increases in the rates of default and bankruptcy. During the fiscal quarter ended November 30, 2008 rough and polished diamond sales slowed significantly as customers focused on selling owned inventory and preserving liquidity in response to the global economic downturn. As a result, some diamond producers have reduced mining activity or begun to stockpile inventory. In the current economic environment, some of the Company’s customers may experience difficulty in paying for previously purchased products.

At November 30, 2008, the Company had a net aggregated exposure to a group of affiliated and / or associated companies amounting to approximately $34.0 million.  In addition, the Company guaranties a portion of debt relating to a joint rough trading venture ($20.5 million at November 30, 2008) in which one of the affiliated companies is a principal operating partner.  The Company’s aggregate exposure consists primarily of accounts receivables, inventory and advances offset by advances and investments funded by such companies.  At November 30, 2008 certain of the affiliated companies and certain third party customers were experiencing liquidity difficulty in the current economic environment.  As a result, certain receivables and joint venture funding for which these companies are responsible were past due.  The Company is continuing to work with the affiliated companies and their management to alleviate the situation.

Results of Operations

The recent global financial crisis and economic downturn has negatively impacted the sectors of the diamond and jewelry industry in which the Company operates.  Diamond and diamond jewelry purchases are ultimately dependant on the availability of consumer discretionary spending.  Uncertainties regarding future economic prospects and a decline in consumer confidence during the current fiscal quarter translated into lower purchases and sales by diamond retailers, wholesalers and producers in most sectors of the diamond and jewelry industry.

Net Sales

Net sales for the three and six months ended November 30, 2008 were $41.3 million and $119.6 million, respectively, as compared to $90.5 million and $193.1 million for the prior year periods.

Polished diamond revenue for the three and six months ended November 30, 2008 were $20.2 million and $61.1 million, respectively, as compared to $43.0 million and $76.9 million for the prior year periods.  The current quarter and year to date decrease reflects lower sales of both branded diamonds and fine cut commercial diamonds.  Polished diamond sales have been significantly impacted by the worsening economic conditions, and the reluctance of customers to take inventory positions in response to liquidity concerns.

Rough diamond sales were $21.1 million and $58.5 million for the three and six months ended November 30, 2008, as compared to $47.5 million and $116.2 million for the comparable prior year periods.  The decrease in rough diamond sales primarily reflects reduced sourcing activities as the Company sought to preserve liquidity and declined to purchase rough diamonds it considered overpriced in light of current market conditions.

Gross Profit

Gross Margin on net polished sales for the three and six months ended November 30, 2008 were 6.5% and 10.7%, respectively, as compared to 9.5% and 10.6% for the prior year periods.  The decrease in polished gross margin during the current quarter primarily reflects lower margins on the sales of both branded and fine cut commercial diamonds. The decline in gross margin reflects the liquidation of slower moving diamonds and diamond jewelry items at reduced prices, the expensing of unabsorbed manufacturing overhead costs and credits issued in connection with the return of certain inventory.

Rough diamond gross margin for the three and six months ended November 30, 2008 was (3.0%) and 1.0%, respectively, as compared to 4.8% and 5.6% in the comparable prior year periods. The decrease in rough gross margin reflects trading losses incurred by the Company as falling demand resulted in decreased prices for rough.  In addition, rough margin reflects the expensing of unabsorbed sourcing costs associated with the Company’s informal sector rough buying operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended November 30, 2008 were $6.6 million and $13.5 million, respectively, as compared to $6.9 million and $13.2 million for the prior year periods.  The decrease for the current quarter and year-to-date period reflects decreased legal, advertising and compensation expense partially offset by costs associated with the expansion of manufacturing operations in Southern Africa.

Equity in Income of Joint Ventures

The Company is an equity owner in several joint venture companies relating to sourcing, cutting, polishing, processing and sales of diamonds.  The Company’s combined share of income from these joint venture operations for the three and six months ended November 30, 2008 was $0.9 million and $3.4 million, respectively, as compared to $2.5 million and $2.6 million for the comparable prior year periods.  Reduced joint venture earnings during the fiscal quarter ended November 30, 2008 primarily reflects lower levels of operating activity attributable to the effects of the global economic downturn in the diamond industry.

Interest Expense

Net interest expense for the three and six months ended November 30, 2008 was $0.9 million and $1.3 million, respectively, as compared to $1.5 million and $3.0 million in the comparable prior year periods.  The decrease for the three and six months ended November 30, 2008 reflects lower interest rates and net borrowing levels compared to the comparable prior year period.

Income Tax

The Company’s effective tax rate for the three and six months ended November 30, 2008 was 36.3% and 37.4%, respectively, as compared to 24.6% and 26.2% for the prior year periods.  The increase is primarily attributable to an increase in the percentage of income / loss applicable to higher tax rate jurisdictions.

Liquidity and Capital Resources

The Company used $1.9 million of cash flow from operations for the six months ended November 30, 2008, as compared to generating $21.8 million in the prior year.

The primary sources and uses of operating cash flow by the Company relate to the purchase and sale of diamonds.

Rough diamond buying operations commonly involve the commitment of significant monies for opportunistic purchases of groups of diamonds.  Rough trading requires accumulation, sorting and aggregation of purchases for resale, generally in large volume transactions.  The timing of sales depends on many factors, including the Company’s ability to source adequate quantities of similar categories of diamonds, the balance of supply and demand in the broader market, the availability of financial liquidity and confidence on the part of customers and consumers in the normal operation of the broader economy.

By comparison, polished diamond operations involve a substantially longer holding period during which the Company manufactures grades and sells individual diamonds to customers, generally in transactions involving a relatively small number of diamonds.

Payment for rough diamonds sourced directly from producers is generally required to be made at, or prior to, title transfer.  Open market purchases of both rough and polished diamonds, which the Company uses to supplement its inventories, are generally paid for over time base on negotiated terms.

As a result of the foregoing, the Company’s cash flow and changes in operating assets and liabilities can vary significantly between fiscal periods depending on the source, mix and timing of diamonds the Company purchases changes in the availability of credit and macroeconomic shifts in consumer confidence and spending patterns.

For the six months ended November 30, 2008 changes in accounts receivable generated $13.2 million of cash from operations as compared to $25.5 million for the comparable prior year period.    The decrease in accounts receivable primarily reflects the impact of lower sales during the current period.

For the six months ended November 30, 2008 changes in inventory levels used $15.9 million of net cash flows as compared to a use of $1.6 million for the comparable prior year period.  Increased inventory levels reflect higher levels of both rough and polished diamonds, primarily attributable to reduced sales volume.

For the six months ended November 30, 2008 changes in accounts payable and other current liabilities generated $8.9 million of cash flow as compared to a usage of $5.8 million during the comparable prior year period.  The increase in accounts payable and other current liabilities primarily reflects the timing of payments by the Company.

The Company’s working capital at November 30, 2008 was $99.8 million as compared to $108.6 million at May 31, 2008.

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

A majority owned subsidiary of the Company also maintains $3.0 million line of credit relating to a joint diamond cutting and polishing operation in South Africa.  The balance outstanding as of November 30, 2008 was approximately $1.7 million with a portion of this debt (approximately $0.7 million) guaranteed by the Company’s partner.

The Company also guarantees a portion of debt related to a joint rough trading operation ($20.5 million at November 30, 2008).  The fair value of the guarantees is immaterial.

Long-term debt includes the portion of borrowings which the Company has the intention to refinance on a long-term basis.

Stockholders' equity was $97.8 million at November 30, 2008 as compared to $100.6 million at May 31, 2008.  No dividends were paid to stockholders during the six months ended November 30, 2008.

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

Transactions with related parties

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm during the three and six months ended November 30, 2008 were $0.1 million and $0.2 million, for each respective year.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

I   Debt and Interest Rate Risk

At November 30, 2008 and May 31, 2008, the Company had borrowings of $81.9 million and $81.5 million, respectively, outstanding under various revolving credit agreements.  Under its agreements, the Company may pay down and re-draw borrowings during the year at any time.  The interest rates on these borrowings are variable and accordingly interest expense is impacted by both changes in interest rates and the level of outstanding borrowings.  Increases in interest expense resulting from an increase in interest rates could adversely impact the Company’s results of operations.  The Company’s policy is to take actions that would mitigate such risk when appropriate.  These actions include staggering the term and rate of its borrowings to match anticipated cash flow.
	($000's)	11/30/2008		5/31/2008
	Debt Catgory	Amount Outstanding	Wghtd Avg Rate	Amount Outstanding	Wghtd Avg Rate
	Revoving Credit Agreements:
(a)	Short Term Rates	35,800	4.36%	40,800	5.01%
(b)	Libor - 90 Days	44,263	3.82%	40,088	4.28%
(c)	Short Term Rates - Japanese Libor	1,883	2.54%	571	2.56%
	Total	81,946	4.03%	81,459	4.63%

(a)	Borrowings bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 160 basis points above selected short-term LIBOR.
The applicable interest rate is contingent upon the method of borrowing selected by the Company.
(b)	Borrowings are based on the 90 day Libor rate plus 160 basis points and are reset daily.
(c)	Borrowings bear interest at 1% above the selected short-term Japanese LIBOR.

The Company believes that a 100 basis point increase in market interest rates occurring on November 30, 2008, would result in an increase in interest expense of approximately $0.3 million.

II Foreign Currency Risk

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by two of the Company’s subsidiaries, Lazare Kaplan Japan Inc., which are denominated in Japanese yen, and Nozala Diamonds (PTY) Ltd., which are denominated in South African Rand. As of November 30, 2008 and May 31, 2008, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of these subsidiaries in the amount of $(0.2) million and $(0.3) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

III Commodity Risk

The principal commodity risk for the Company relates to market price fluctuations in diamonds and precious metals.  The Company seeks to pass along price increases to its customers to mitigate this risk.  The Company currently does not purchase or sell financial instruments for purpose of hedging commodity risk.  At November 30, 2008, the Company had borrowings totaling approximately $81.9 million outstanding under various credit agreements.  The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense.  Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations.  The Company’s policy is to take actions that would mitigate such risk when appropriate.  These actions include staggering the term and rate of its borrowings to match anticipated cash flow.  International business represents a major portion of the Company’s revenues and profits. All purchases of rough diamonds worldwide are denominated in U.S. dollars.

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by two of the Company’s subsidiaries, Lazare Kaplan Japan Inc., which are denominated in Japanese yen, and Nozala Diamonds (PTY) Ltd., which are denominated in South African Rand.  As of November 30, 2008 and May 31, 2008, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of these subsidiaries in the amount of $(0.2) million and $(0.3) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

Item 4.	Controls and Procedures.

As of November 30, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

On July 19, 2007, the Company filed a Second Amended Complaint which included Mr. David Benderly, President of Photoscribe, as an additional individual defendant, based on discovery during the case, which showed that Mr. Benderly controlled and directed the infringing activity of Photoscribe, and was thus personally liable for patent infringement.  Further, the Second Amended Complaint charged Mr. Benderly with fraud based on a demonstration of Photoscribe equipment he gave in 2000 to counsel for the Company to show that the equipment did not infringe the Company's patents.  However, discovery indicated that he setup the machine for use during the demonstration to give the impression that the Photoscribe equipment could not operate to infringe the Company's patents when he knew that it could.

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

GIA, Photoscribe and Benderly answered the Second Amended Complaint and denied liability for the charges made by the Company. GIA also filed counterclaims alleging non-infringement, invalidity and unenforceability of the patents-in-suit.  Further, GIA asserted counterclaims for (i) breach of contract based on the allegation that the Company failed to provide operative equipment or to maintain the equipment and (ii) false marking for allegedly placing patent numbers on equipment that was not covered by the patents.  GIA additionally filed a counterclaim for equitable estoppel and implied license on the basis that the Company had submitted diamonds to GIA to be graded and these stones were inscribed by GIA on Photoscribe equipment.  The Company moved to strike this defense.

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

Prior to the conclusion of the trial the parties settled most of their contract claims, but GIA’s liability for repair of the Company’s equipment that was returned after the license agreement was pending.  After the patent liability trial the Company dropped the fraud claim against Benderly, and Photoscribe dropped the antitrust claim against the Company.

At a bench trial held on April 16, 17 and May 1 and 2, the Court determined that the patents in the suit were unenforceable for inequitable conduct.  On August 14, 2008, the Court held a hearing, after which the Court determined that due to the finding of inequitable conduct, the case was exceptional within the meaning of 35 U.S.C. § 285 and that the defendants should be awarded their reasonable attorneys fees.  On January 5, 2009, the court approved an agreement between the parties that dropped the remaining contract dispute and set the award of attorneys fees and costs to the GIA and Photoscribe aggregating $6.3 million.

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

Item 1A.	Risk Factors

We documented our risk factors in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. To our knowledge, there have been no material changes to our risk factors as discussed in that report except for the additional risk factors listed below. The risk factors detailed in our Annual Report on Form 10-K, and those detailed below, could materially harm our business, operating results and financial condition and / or negatively affect our stock price. Additional factors and uncertainties not currently know to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

The recent global financial crisis and economic downturn has negatively impacted our revenue and sourcing activities and imposed risks on our business.

The financial market crisis and economic downturn has disrupted credit and equity markets worldwide and led to deterioration in the global economic environment, a general tightening of credit, lower levels of liquidity and discretionary spending, and increases in the rates of default and bankruptcy. During the fiscal quarter ended November 30, 2008 rough and polished diamond sales slowed significantly as customers focused on selling owned inventory and preserving liquidity in response to the global economic downturn. As a result, some diamond producers have reduced mining activity or begun to stockpile inventory. In the current economic environment, some of the Company’s customers may experience difficulty in paying for previously purchased products.

 During the current fiscal period, the Company took steps to reduce headcount and lower expenses, and may need to take additional cost reduction measures if our sales remain at substantially reduced levels. Despite our efforts to focus on sales of existing inventory, lower our raw material cost and manage our expenses, there is risk that the Company will not be able to achieve its business plan in this difficult global economic environment. The Company is currently in compliance with the financial covenants required by its various loan agreements.  Should the Company not be able to achieve its business plan, the Company could fail to comply with certain financial covenants required by its various loan agreements, thereby adversely affecting the Company’s liquidity and financial condition.

In addition, financial institution failures and consolidation and the increasingly tight credit markets may cause the Company to incur increased expenses or make it more difficult to obtain or maintain financing for its operations.

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

Dated: January 13, 2009