Form 10-Q
period 2009-02-28
LAZARE KAPLAN INTERNATIONAL INC
filed 2009-04-14
CIK 202375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-7848

LAZARE KAPLAN INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2728690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes ☐                      No ☒

The number of shares of the registrant’s common stock outstanding on March 31, 2009, was 8,252,679.

LAZARE KAPLAN INTERNATIONAL INC.

Index
			Page
Part I. Financial Information

	Item 1.	Financial Statements (Unaudited)

		Consolidated statement of operations	3
		Three and nine months ended February 28, 2009 and February 29, 2008

		Consolidated balance sheets	4
		February 28, 2009 and May 31, 2008

		Consolidated statements of cash flows	5
		Nine months ended February 28, 2009 and February 29, 2008

		Notes to consolidated financial statements	6 - 16

	Item 2.	Management's Discussion and Analysis of Financial	17 - 24
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure of Market Risk	24 - 26

	Item 4.	Controls and Procedures	26

Part II. Other Information

	Item 1.	Legal Proceedings	26 - 28

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 6.	Exhibits	31

Signature			31

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Operations

February 28, 2009 and February 29, 2008 (unaudited)	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	2009	2008	2009	2008

Net sales	$42,174	$82,169	$161,735	$275,290
Cost of sales	40,425	73,873	152,858	252,352
	1,749	8,296	8,877	22,938
Other Income	-	4,700	-	4,700
	1,749	12,996	8,877	27,638
Selling, general and administrative expenses	6,108	9,735	19,615	22,970
	(4,359)	3,261	(10,738)	4,668
Interest expense, net of interest income	(629)	(1,120)	(1,964)	(4,124)
Equity in income / (loss) of joint ventures	(735)	2,295	2,690	4,856
Income / (loss) before income tax provision
and minority interest	(5,723)	4,436	(10,012)	5,400
Income tax provision / (benefit)	(2,138)	1,127	(3,744)	1,380
Minority Interest	45	-	(153)	-
NET INCOME / (LOSS)	$(3,540)	$3,309	$(6,421)	$4,020

EARNINGS / (LOSS) PER SHARE

Basic earnings / (loss) per share	$(0.43)	$0.40	$(0.78)	$0.49
Average number of shares outstanding
during the period	8,252,679	8,251,616	8,252,679	8,256,227

Diluted earnings / (loss) per share	$(0.43)	$0.40	$(0.78)	$0.48
Average number of shares outstanding during
the period, assuming dilution	8,252,679	8,354,742	8,252,679	8,338,347

See notes to consolidated financial statements.

Consolidated Balance Sheets

	February 28,	May 31,
	(Unaudited)	(Audited)
(In thousands, except share data)	2009	2008

Assets
CURRENT ASSETS:
Cash and cash equivalents	$13,248	$8,815
Accounts receivable, less allowance for doubtful accounts ($1,215 and $1,559 in February and May 2008, respectively)	74,693	94,057
Inventories, net:
Rough stones	36,641	29,442
Polished stones	89,090	79,555
Total inventories	125,731	108,997
Prepaid expenses and other current assets	8,284	2,386
Deferred tax assets-current	3,059	2,271
TOTAL CURRENT ASSETS	225,015	216,526

Property, plant and equipment, net	7,578	6,475
Investments in unconsolidated joint ventures	14,210	11,521
Other assets	6,292	2,974
Deferred tax assets, net	10,100	6,934
	$263,195	$244,430

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable and other current liabilities	$91,943	$61,995
Current portion of long-term debt and lines of credit	36,043	45,885
TOTAL CURRENT LIABILITIES	127,986	107,880

Long-term debt	40,114	35,571
TOTAL LIABILITIES	168,100	143,451
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST	590	404
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share: Authorized 1,500,000; no shares outstanding	-	-
Common stock, par value $1 per share:

Authorized 12,000,000 shares; issued 8,948,845	8,949	8,949
Additional paid-in capital	63,176	63,104
Cumulative translation adjustment	(52)	(331)
Retained earnings	28,101	34,522
	100,174	106,244

Less treasury stock, 696,166 shares at cost	(5,669)	(5,669)
TOTAL STOCKHOLDERS’ EQUITY	94,505	100,575
	$263,195	$244,430

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Nine months ended February 28 and 29, (unaudited)
(In thousands)	2009	2008

Cash Flows from Operating Activities:
Net income / (loss)	$(6,421)	$4,020
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	1,121	1,160
Provision for uncollectible accounts	137	644
Compensation expense - noncash	72	-
Deferred income taxes	(3,954)	1,306
Minority Interest	186	-
Equity in earnings of unconsolidated affiliates	(2,690)	(4,856)
Changes in operating assets and liabilities:
Accounts receivable	19,041	37,574
Rough and polished inventories	(16,441)	4,754
Prepaid expenses and other current assets	(5,891)	6,033
Other assets	7,334	138
Accounts payable and other current liabilities	18,843	(19,646)
Net cash provided by operating activities	11,337	31,127

Cash Flows from Investing Activities:
Capital expenditures	(2,270)	(135)
Net cash used in investing activities	(2,270)	(135)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities	5,114	10,413
Repayments on revolving credit facilities	(9,974)	(35,460)
Increase / (decrease) in borrowings on demand facilities	(499)	(7,188)
Purchase of treasury stock	-	(71)
Proceeds from exercise of stock options	-	16
Net cash used in financing activities	(5,359)	(32,290)

Effect of exchange rate changes on cash	725	576
Net increase / (decrease) in cash and cash equivalents	4,433	(722)
Cash and cash equivalents at beginning of year	8,815	7,869
Cash and cash equivalents at end of year	$13,248	$7,147

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Interim Financial Reporting

This financial information has been prepared in conformity with the accounting principles and practices reflected in the financial statements included in the annual report filed with the Securities Exchange Commission for the preceding fiscal year.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Lazare Kaplan International Inc.'s operating results for the three and nine months ended February 28, 2009 and February 29, 2008 and its financial position as of February 28, 2009.

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

Where the Company believes profitability can be maximized, the Company may combine, and jointly sell, certain of its rough and polished diamonds with other wholesalers.  In such instances, the participating wholesaler is required to advance funds in relation to their proportionate interest in the underlying diamonds.  Under certain circumstances, primarily relating to foreign sales, the wholesaler assumes responsibility for billing and collection efforts.  While the ultimate sales are made to multiple third parties, the aggregation of accounts receivable results in a concentration of credit risk.  In addition, the Company is an equity partner in various joint venture companies relating to sourcing, cutting, polishing and sales of diamonds.  Certain of the joint venture companies are affiliated with and / or under common control of wholesale companies with which the Company transacts significant business.  As a result, the Company’s net exposure to risk may be increased, as discussed elsewhere in this Form 10-Q.

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

Equity Investments

The Company utilizes the equity method of accounting to record its proportionate share of income and losses from joint ventures. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 50% or less.  The Company evaluates its investments in associated companies in accordance with FIN 46(R) “Consolidation of Variable Interest Entities”- An interpretation of ARB No. 51.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

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

A summary of the Plans’ activity for the period ended February 28, 2009 is as follows:

	Number of shares		Weighted average price per share	Weighted average remaining contractual life remaining	Aggregate intrinsic value
Outstanding - May 31, 2008	830,751		$8.06
Options expired/cancelled	-		$-
Options granted	125,000		$9.26
Options exercised			$-
Outstanding - August 31, 2008	955,751	*	$8.22
Options expired/cancelled	-		$-
Options granted	-		$-
Options exercised			$-
Outstanding - November 30, 2008	955,751	*	$8.22
Options expired/cancelled	-		$-
Options granted	-		$-
Options exercised			$-
Outstanding - February 28, 2009	955,751	*	$8.22

Non-vested	225,000		$8.60	6.03	$-
Vested	730,751		$8.10	3.09	$-
Total	955,751	*	$8.22	3.78	$-

* Includes 175,000 warrants of which 75,000 are vested and 100,000 will vest upon meeting certain contigent conditions.

4.	Income Taxes

Certain of the Company's subsidiaries conduct business in foreign countries.  These subsidiaries are not subject to Federal income taxes and their provisions have been determined based upon the effective tax rates, if any, in the foreign countries.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.  The Company's net deferred tax asset as of February 28, 2009 is approximately $14.1 million less a valuation allowance of approximately $0.9 million resulting in a net deferred tax asset of $13.2 million.

At February 28, 2009 the Company has available U.S. net operating loss carryforwards of $35.4 million, which expire as follows (in thousands):

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

	Three Months Ended		Nine Months Ended
February 28 and 29, (unaudited)	2009	2008	2009	2008
Average number of shares
outstanding during the period	8,252,679	8,251,616	8,252,679	8,256,227
Effect of dilutive stock options	-	103,126	-	82,120
Average number of shares
outstanding during the period
assuming dilution	8,252,679	8,354,742	8,252,679	8,338,347

6.	Comprehensive Income / (Loss)

The Company reports “Comprehensive Income / (Loss)” in accordance with Statement of Financial Accounting Standards No. 130, which requires foreign currency translation adjustments to be included in other comprehensive income. For the three and nine months ended February 28, 2009, total comprehensive loss was ($3.3) million and ($6.1) million, respectively.  For the three and nine months ended February 29, 2008, total comprehensive income was $3.5 million and $4.6 million, respectively.

7.	Credit Agreements

The Company has a $25.0 million and a $45.0 million unsecured, uncommitted line of credit with a bank.  Borrowings under both lines bear interest at a rate 160 basis points above the bank’s LIBOR reference rate. As of February 28, 2009 the balance outstanding under both lines was $43.7 million. Borrowings under these lines are available for the Company’s working capital requirements and are payable on demand.

The Company has long-term unsecured, committed revolving loan agreements in the amount of $35.0 million and unsecured, uncommitted credit agreements in the amount of $10.0 million. The Company may borrow under the committed facilities (including up to $0.8 million under letters of credit, $0.7 million issued at February 28, 2009) through December 1, 2010. Borrowings under the agreements generally bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 185 to 210 basis points above LIBOR. The applicable interest rate is contingent upon the method of borrowing selected by the Company. The proceeds of these facilities are available for working capital purposes. The loan agreements contain certain provisions that require, among other things, (a) maintenance of defined levels of working capital, net worth and profitability, (b) limitations on borrowing levels, investments and capital expenditures and (c) limitations on dividends and the repurchase of treasury shares.  As of February 28, 2009 the balance outstanding under the facilities was $26.4 million.

A subsidiary of the Company maintains a loan facility which enables it to borrow up to 530 million Japanese yen (approximately $5.3 million U.S. dollars) at an interest rate 1% above the bank’s cost of funds through December 1, 2010. Borrowings under the facility are available for working capital purposes. The Company guarantees repayment of amounts borrowed. Borrowings under the loan are used in support of its operations in Japan. As of February 28, 2009 the balance outstanding under this facility was $5.1 million.

A majority owned subsidiary of the Company also maintains a $3.0 million line of credit relating to a joint diamond cutting and polishing operation in South Africa.  The balance outstanding as of February 28, 2009 was approximately $0.9 million with a portion of this debt (approximately $0.6 million) guaranteed by the Company.

The Company also guarantees a portion of debt related to a joint rough trading operation ($21.0 million at February 28, 2009).  The fair value of the guarantees is immaterial.

Long-term debt of $40.1 million outstanding at February 28, 2009 is scheduled to be repaid in the fiscal year ended May 31, 2010.

The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

8.	Transactions with related parties

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm during the three and nine months ended February 28, 2009 were $0.1 million and $0.4 million, as compared to $0.1 million and $0.2 million for the comparable prior year periods.

9.	Geographic Segment Information

Revenue, gross profit and income/(loss) before income tax provision (and minority interest where applicable) for the three months ended February 28, 2009 and February 29, 2008, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Three months ended February 28, 2009
Net sales to unaffiliated customers	$18,330	$20,205	$861	$2,778	$-	$42,174
Transfers between geographic areas	1,128	-	18,480	-	(19,608)	-
Total revenue	19,458	20,205	19,341	2,778	(19,608)	42,174
Gross Profit	772	75	44	830	28	1,749
Depreciation Expense	256	18	-	44	-	318
Interest Expense	582	21	16	10	-	629
Income from equity method investees	(735)	-	-	-	-	(735)
Income/(loss) before income taxes and
minority interest	(5,365)	(344)	61	(70)	(5)	(5,723)

Three months ended February 29, 2008
Net sales to unaffiliated customers	$29,065	$48,122	$1,063	$3,919	$-	$82,169
Transfers between geographic areas	20,349	-	23,070	-	(43,419)	-
Total revenue	49,414	48,122	24,133	3,919	(43,419)	82,169
Gross Profit	5,525	1,494	327	950	-	8,296
Depreciation Expense	259	19	-	15	-	293
Interest Expense	974	134	-	12	-	1,120
Income from equity method investees	2,295	-	-	-	-	2,295
Income/(loss) before income taxes	2,962	836	308	330	-	4,436

Revenue and gross profit for the three months ended February 28, 2009 and February 29, 2008 classified by product were as follows (in thousands):

	Polished	Rough	Total

Three months ended February 28, 2009
Net Sales	$18,013	$24,161	$42,174
Gross Profit	$1,036	$713	$1,749

Three months ended February 29, 2008
Net Sales	$38,093	$44,076	$82,169
Gross Profit	$5,617	$2,679	$8,296

9.	Geographic Segment Information (cont’d)

Revenue, gross profit and income/(loss) before income tax provision (and minority interest where applicable) for the nine months ended February 28, 2009 and February 29, 2008 and identifiable assets at the end of each of those periods, classified by geographic area, which was determined by where sales originated from and where identifiable assets are held, were as follows (in thousands):

	North			Far	Elimi-	Consoli-
	America	Europe	Africa	East	nations	dated

Nine months ended February 28, 2009
Net sales to unaffiliated customers	$61,672	$86,106	$4,300	$9,657	$-	$161,735
Transfers between geographic areas	40,848	270	46,019	-	(87,137)	-
Total revenue	102,520	86,376	50,319	9,657	(87,137)	161,735
Gross Profit	5,035	396	1,108	2,547	(209)	8,877
Depreciation Expense	791	55		69		915
Interest Expense	1,621	265	73	5	-	1,964
Income from equity method investees	2,690					2,690
Income/(loss) before income taxes and
minority interest	(8,681)	(1,101)	238	(221)	(247)	(10,012)
Investment in equity method investees	14,210					14,210
Identifiable assets at February 29, 2008	226,268	7,850	30,297	5,631	(6,851)	263,195

Nine months ended February 29, 2008
Net sales to unaffiliated customers	$81,397	$178,636	$3,247	$12,010	$-	$275,290
Transfers between geographic areas	81,815	58	87,366	-	(169,239)	-
Total revenue	163,212	178,694	90,613	12,010	(169,239)	275,290
Gross Profit	14,272	2,362	3,409	2,882	13	22,938
Depreciation Expense	817	55		44		916
Interest Expense	3,410	659		55		4,124
Income from equity method investees	4,856					4,856
Income/(loss) before income taxes	1,369	227	3,314	477	13	5,400
Investment in equity method investees	8,294					8,294
Identifiable assets at February 29, 2008	161,635	50,119	22,167	9,058	(36)	242,943

Revenue and gross profit for the nine months ended February 28, 2009 and February 29, 2008 classified by product were as follows (in thousands):

	Polished	Rough	Total

Nine months ended February 28, 2009
Net Sales	$79,097	$82,638	$161,735
Gross Profit	$7,585	$1,292	$8,877

Nine months ended February 29, 2008
Net Sales	$115,007	$160,283	$275,290
Gross Profit	$13,745	$9,193	$22,938

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

February 28, 2009	Nine Months Ended
Revenues	$295,192
Gross profit	28,763
Net income	9,318

Current assets	112,950
Non-current assets	416

Current liabilities	76,345
Non-current liabilities	18,375

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

The Company has an agreement regarding the purchasing and marketing of rough diamonds with Sociedade de Comercializacao de Diamantes de Angola SARL (“SODIAM”), the government entity responsible for development and marketing of diamonds produced in Angola.  Informal sector rough diamond buying from this operation commenced during fiscal 2005.  During fiscal 2006, the Company’s rough buying operations expanded to include buying in the Angolan formal sector.  Angolan formal sector operations are generally conducted by separate joint venture companies.  The Company is currently negotiating a further expansion and restructuring of its Angolan operations which includes exploration and development through various additional joint ventures.

The Company has a ten year agreement signed in March 1999 with AK ALROSA of Russia, which is the largest producer of rough diamonds in Russia. Under the terms of this agreement, the Company sells polished diamonds that are cut in facilities jointly managed and supervised by the Company and ALROSA personnel. The proceeds from the sale of these polished diamonds, after deduction of rough diamond cost, generally are shared equally with ALROSA.  The Company is currently in negotiations with ALROSA to extend the term of the agreement.

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

During September 2006, the Company and the Overseas Private Investment Corporation, an independent agency of the United States Government (“OPIC”) signed a commitment letter pursuant to which OPIC committed to provide approximately $25 million of long-term financing in support of the acquisition of certain rough diamonds to be cut and polished in Namibia.  Pursuant thereto, a subsidiary of the Company and OPIC subsequently entered into a financing agreement.  The Company is currently in negotiations with third parties regarding changes to its existing Namibian operations.  Pending a satisfactory outcome of these negotiations and subject to various conditions precedent under the financing agreement, the Company anticipates initial borrowing under the facility to commence during calendar 2009.

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

Through December 2009, the Company’s wholly-owned subsidiary, Pegasus Overseas Ltd. (“POL”) has an exclusive agreement with Diamond Innovations Inc. (“DI”) under which POL will market natural diamonds that have undergone a new high pressure, high temperature (HPHT) process to improve the color of certain gem diamonds without reducing their all-natural content.  POL only sells and markets diamonds that have undergone the HPHT process under the Bellataire® brand name.

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

The financial market crisis and economic downturn has disrupted credit and equity markets worldwide and led to deterioration in the global economic environment, a general tightening of credit, lower levels of liquidity and discretionary spending, and increases in the rates of default and bankruptcy. During the fiscal quarters ended November 30, 2008 and February 28, 2009 rough and polished diamond sales slowed significantly as customers focused on selling owned inventory and preserving liquidity in response to the global economic downturn. As a result, diamond producers have substantially reduced mining activity and are reportedly stockpiling significant amounts of inventory. In the current economic environment, some of the Company’s customers may experience difficulty in paying for previously purchased products.

At February 28, 2009, the Company had a net aggregated exposure to a group of affiliated and / or associated companies amounting to approximately $34.0 million.  In addition, the Company guaranties a portion of debt relating to a joint rough trading venture ($21.0 million at February 28, 2009) in which one of the affiliated companies is a principal operating partner.  The Company’s aggregate exposure consists primarily of accounts receivables, inventory and advances offset by advances and investments funded by such companies.  At February 28, 2009 certain of the affiliated companies and certain third party customers were experiencing liquidity difficulty in the current economic environment.  As a result, certain receivables and joint venture funding for which these companies are responsible were past due.  The Company is continuing to work with the affiliated companies and their management to alleviate the situation.

Results of Operations

The recent global financial crisis and economic downturn has negatively impacted the sectors of the diamond and jewelry industry in which the Company operates.  Diamond and diamond jewelry purchases are ultimately dependant on the availability of consumer discretionary spending.  Uncertainties regarding future economic prospects and a decline in consumer confidence during the current fiscal year translated into lower purchases and sales by diamond retailers, wholesalers and producers in most sectors of the diamond and jewelry industry.

Net Sales

Net sales for the three and nine months ended February 28, 2009 were $42.2 million and $161.7 million, respectively, as compared to $82.2 million and $275.3 million for the prior year periods.

Polished diamond revenue for the three and nine months ended February 28, 2009 were $18.0 million and $79.1 million, respectively, as compared to $38.1 million and $115.0 million for the prior year periods.  The current quarter and year to date decrease reflects lower sales of both branded diamonds and fine cut commercial diamonds.  Polished diamond sales have been significantly impacted by the worsening economic conditions, and the reluctance of customers to take inventory positions in response to liquidity concerns.

Rough diamond sales were $24.2 million and $82.6 million for the three and nine months ended February 28, 2009, as compared to $44.1 million and $160.3 million for the comparable prior year periods.  The decrease in rough diamond sales primarily reflects reduced sourcing activities as the Company sought to preserve liquidity and declined to purchase rough diamonds it considered overpriced in light of current market conditions.

Gross Profit

Gross Margin on net polished sales for the three and nine months ended February 28, 2009 were 5.8% and 9.6%, respectively, as compared to 14.7% and 12.0% for the prior year periods.  The decrease in polished gross margin during the current quarter primarily reflects lower margins on the sales of both branded and fine cut commercial diamonds. The decline in gross margin reflects the liquidation of slower moving diamonds and diamond jewelry items at reduced prices, the expensing of unabsorbed manufacturing overhead.

Rough diamond gross margin for the three and nine months ended February 28, 2009 was 3.0% and 1.6%, respectively, as compared to 6.1% and 5.7% in the comparable prior year periods. The decrease in rough gross margin reflects trading losses incurred by the Company as falling demand resulted in decreased prices for rough.  In addition, rough margin reflects the expensing of unabsorbed sourcing costs associated with the Company’s informal sector rough buying operation.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended February 28, 2009 were $6.1 million and $19.6 million, respectively, as compared to $9.7 million and $23.0 million for the prior year periods.  The decrease for the current quarter and year-to-date period reflects efforts by the Company to reduce operating costs in response to the current global recession.  The reduction in selling, general and administrative expenses reflect decreased legal, advertising and compensation expense partially offset by costs associated with manufacturing operations in Southern Africa.

Equity in Income of Joint Ventures

The Company is an equity owner in several joint venture companies relating to sourcing, cutting, polishing, processing and sales of diamonds.  The Company’s combined share of income / (loss) from these joint venture operations for the three and nine months ended February 28, 2009 was ($0.7) million and $2.7 million, respectively, as compared to $2.3 million and $4.9 million for the comparable prior year periods.  Reduced joint venture earnings primarily reflect lower levels of operating activity attributable to the effects of the global economic downturn in the diamond industry.

Interest Expense

Net interest expense for the three and nine months ended February 28, 2009 was $0.6 million and $2.0 million, respectively, as compared to $1.1 million and $4.1 million in the comparable prior year periods.  The decrease for the three and nine months ended February 28, 2009 reflects lower interest rates and net borrowing levels compared to the comparable prior year period.

Income Tax

The Company’s effective tax rate for the three and nine months periods ended February 28, 2009 was 37.4%, as compared to 25.4% and 25.6% for the prior year periods.  The increase is primarily attributable to an increase in the percentage of income / loss applicable to higher tax rate jurisdictions.

Liquidity and Capital Resources

The Company provided $11.3 million of cash flow from operations for the nine months ended February 28, 2009, as compared to generating $31.1 million in the prior year.

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

For the nine months ended February 28, 2009 changes in accounts receivable generated $19.0 million of cash from operations as compared to $37.6 million for the comparable prior year period.    The decrease in accounts receivable primarily reflects the impact of lower sales during the current period.

For the nine months ended February 28, 2009 changes in inventory levels used $16.4 million of net cash flows as compared to generating $4.8 million of cash flows for the comparable prior year period.  Increased inventory levels reflect higher levels of both rough and polished diamonds, primarily attributable to reduced sales volume, and the timing of certain rough purchases.

For the nine months ended February 28, 2009 changes in accounts payable and other current liabilities provided $18.8 million of cash flow as compared to a usage of $19.6 million during the comparable prior year period.  The increase in accounts payable and other current liabilities primarily reflects the timing of payments by the Company.

The Company’s working capital at February 28, 2009 was $97.0 million as compared to $108.6 million at May 31, 2008.

The Company maintains long-term unsecured, committed, revolving credit facilities that it utilizes for general working capital purposes in the amount of $35.0 million.  In addition, the Company has a 530 million Yen denominated facility (approximately $5.3 million U.S. dollars) that is used in support of its operations in Japan.  The Company’s long-term facilities do not contain subjective acceleration clauses or require the Company to utilize a lock box whereby remittances from the Company’s customers reduce the debt outstanding.

The Company also maintains an additional $80.0 million of uncommitted lines of credit that are used to finance rough inventory transactions and other working capital needs.

A majority owned subsidiary of the Company also maintains $3.0 million line of credit relating to a joint diamond cutting and polishing operation in South Africa.  The balance outstanding as of February 28, 2009 was approximately $0.9 million with a portion of this debt (approximately $0.6 million) guaranteed by the Company’s partner.

The Company also guarantees a portion of debt related to a joint rough trading operation ($21.0 million at February 28, 2009).  The fair value of the guarantees is immaterial.

Long-term debt includes the portion of borrowings which the Company has the intention to refinance on a long-term basis.

Stockholders' equity was $94.5 million at February 28, 2009 as compared to $100.6 million at May 31, 2008.  No dividends were paid to stockholders during the nine months ended February 28, 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which requires (1) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

Transactions with related parties

A member of the Company’s Board of Directors is of counsel to a law firm which serves as counsel to the Company. Amounts paid to the law firm during the three and nine months ended February 28, 2009 were $0.1 million and $0.4 million, as compared to $0.1 million and $0.2 million for the prior year.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

I   Debt and Interest Rate Risk

At February 28, 2009 and May 31, 2008, the Company had borrowings of $76.2 million and $81.5 million, respectively, outstanding under various revolving credit agreements.  Under its agreements, the Company may pay down and re-draw borrowings during the year at any time.  The interest rates on these borrowings are variable and accordingly interest expense is impacted by both changes in interest rates and the level of outstanding borrowings.  Increases in interest expense resulting from an increase in interest rates could adversely impact the Company’s results of operations.  The Company’s policy is to take actions that would mitigate such risk when appropriate.  These actions include staggering the term and rate of its borrowings to match anticipated cash flow.

	($000's)	2/28/2009		5/31/2008
	Debt Catgory	Amount Outstanding	Wghtd Avg Rate	Amount Outstanding	Wghtd Avg Rate
	Revoving Credit Agreements:
(a)	Short Term Rates	26,400	3.91%	40,800	5.01%
(b)	Libor - 90 Days	44,643	3.11%	40,088	4.28%
(c)	Short Term Rates - Japanese Libor	5,114	2.49%	571	2.56%
	Total	76,157	3.35%	81,459	4.63%

(a)
Borrowings generally bear interest at (a) the higher of the banks base rate or one half of one percent above the Federal Funds Effective Rate, or (b) 185 to 210 basis points above the banks LIBOR reference rate.  The applicable interest rate is contingent upon the method of borrowing selected by the Company.

(b)	Borrowings are generally based on the bank's Libor reference rate plus 160 basis points and are reset daily.
(c)	Borrowings bear interest at 1% above the bank's cost of funds.

The Company believes that a 100 basis point increase in market interest rates occurring on February 28, 2009, would result in an increase in interest expense of approximately $0.1 million.

II Foreign Currency Risk

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by two of the Company’s subsidiaries, Lazare Kaplan Japan Inc., which are denominated in Japanese yen, and Nozala Diamonds (PTY) Ltd., which are denominated in South African Rand. As of February 28, 2009 and May 31, 2008, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of these subsidiaries in the amount of $(0.1) million and $(0.3) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

III Commodity Risk

The principal commodity risk for the Company relates to market price fluctuations in diamonds and precious metals.  The Company seeks to pass along price increases to its customers to mitigate this risk.  The Company currently does not purchase or sell financial instruments for purpose of hedging commodity risk.  At February 28, 2009, the Company had borrowings totaling approximately $76.2 million outstanding under various credit agreements.  The interest rates on these borrowings are variable and therefore the general level of U.S. and foreign interest rates affects interest expense.  Increases in interest expense resulting from an increase in interest rates could impact the Company’s results of operations.  The Company’s policy is to take actions that would mitigate such risk when appropriate.  These actions include staggering the term and rate of its borrowings to match anticipated cash flow.  International business represents a major portion of the Company’s revenues and profits. All purchases of rough diamonds worldwide are denominated in U.S. dollars.

The Company’s foreign sales are denominated in U.S. dollars, with the exception of those sales made by two of the Company’s subsidiaries, Lazare Kaplan Japan Inc., which are denominated in Japanese yen, and Nozala Diamonds (PTY) Ltd., which are denominated in South African Rand.  As of February 28, 2009 and May 31, 2008, the Company recognized cumulative foreign currency translation adjustments with regard to the activities of these subsidiaries in the amount of $(0.1) million and $(0.3) million respectively, which are shown as a component of stockholders’ equity in the accompanying balance sheets.

Item 4.	Controls and Procedures.

As of February 28, 2009 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

At a bench trial held on April 16, 17 and May 1 and 2, the Court determined that the patents in the suit were unenforceable for inequitable conduct.  On August 14, 2008, the Court held a hearing, after which the Court determined that due to the finding of inequitable conduct, the case was exceptional within the meaning of 35 U.S.C. § 285 and that the defendants should be awarded their reasonable attorneys fees.  On January 5, 2009, the court approved an agreement between the parties that dropped the remaining contract dispute and set the award of attorneys fees and costs to the GIA and Photoscribe in an aggregate amount of $6.3 million.

On January 12, 2009, the Company filed post-trial motions which asked the Court to grant a new trial and that the Court grant a judgment in LKI’s favor as a matter of law.  The motions have been fully briefed and await a decision of the Court.

The Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit on January 17, 2009, seeking to overturn the adverse part of the jury verdict and the District Court’s finding of inequitable conduct and exceptional case.  Currently the appeal has been deactivated pending a decision by the District Court on the post-trial motions.

The District Court entered judgment for the defendants on January 22, 2009 with respect to the award of costs and attorneys fees.  The Company has posted a bond covering the judgment pending resolution of the appeal.

Consistent with the opinion of counsel, the Company’s management believes it is likely that the District Court’s finding of inequitable conduct will be reversed on appeal and; as such, any award of attorney’s fees would be vacated.

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

The financial market crisis and economic downturn has disrupted credit and equity markets worldwide and led to deterioration in the global economic environment, a general tightening of credit, lower levels of liquidity and discretionary spending, and increases in the rates of default and bankruptcy. During the fiscal quarters ended November 30, 2008 and February 28, 2009 rough and polished diamond sales slowed significantly as customers focused on selling owned inventory and preserving liquidity in response to the global economic downturn. As a result, diamond producers have substantially reduced mining activity and are reportedly stockpiling significant amounts of inventory. In the current economic environment, some of the Company’s customers may experience difficulty in paying for previously purchased products.

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

On April 13, 2009, the Company adopted a resolution to continue to purchase in the open market, at any time and from time to time during the fiscal year ending May 31, 2010, shares of the Company’s common stock with an aggregate value not to exceed $2.0 million.  The Company has made no purchases under this program to date.

Item 6.	Exhibits

(31)	Rule 13a – 14(a) / 15d – 14 (a) Certifications

(32)	Section 1350 Certifications

(10au)	Second amendment to the Line of Credit Agreement between the Company, as Borrower, and Bank Leumi USA, as Lender, dated December 1, 2008.

(10av)	Amended and Restated Credit Facility Agreement among ABN AMRO Bank N.V., Tokyo Branch, Lazare Kaplan Japan Inc., and the Company dated as of February 28, 2009.

(10aw)	Guarantee, dated as of February 28, 2009 made by the Company in favor of ABN AMRO Bank N.V., Tokyo Branch.

(10ax)	Credit Facility Letter Agreement between the Company, as Borrower, and ABN AMRO Bank N.V., as Lender dated as of February 27, 2009.

(10ay)	Amended and Restated Revolving Credit Agreement between the Company, as Borrower, and ABN AMRO Bank N.V., dated as of February 27, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAZARE KAPLAN INTERNATIONAL INC.

By	/s/ William H. Moryto
William H. Moryto
Vice President and
Chief Financial Officer

Dated: April 13, 2009